Form 10-K
period 1995-12-31
ALLEGIANT PHYSICIAN SERVICES INC
filed 1996-07-03
CIK 883168

===============================================================================

                      SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, DC 20549

                                 -------------
                                  FORM 10-K
                                 -------------

          [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)
                 For the fiscal year ended December 31, 1995
                                      OR
        [ ] TRANSITION REPORT PURSUANT TO SECTION 13 0R 15 (d) OF THE
              SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

                  For the transition period from        to
                                                -------   ------

                        Commission File Number 0-19803
                      ALLEGIANT PHYSICIAN SERVICES, INC.
            (Exact name of registrant as specified in its charter)

          Delaware                                                58-1774324
(State or other jurisdiction of                               (I.R.S. Employer
 incorporation or organization)                             Identification No.)


     500 Northridge Road, Suite 500
           Atlanta, Georgia                                         30350
 (Address of principal executive office)                          (Zip Code)

       Registrant's telephone number, including area code: 770-643-5555

       Securities registered pursuant to Section 12(b) of the Act: None
         Securities registered pursuant to Section 12(g) of the Act:

                        Common Stock, $.001 par value
                               (Title of Class)

   Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes    No  X
                                             ---    ---

   Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K, or any
amendment to this Form 10-K. Yes X   No
                                ---    ---

   Aggregate market value of the voting stock held by non-affiliates of the registrant, computed using the closing price as reported by OTC Bulletin Board for the Company's common stock on May 31, 1996: $11,892,554

   Indicate the number of shares outstanding of the registrant's common stock, $.001 par value, as of the latest practicable date:

         Class                                      Outstanding at May 31, 1996
         -----                                      ---------------------------
Common Stock, $.001 par value                               24,270,519

===============================================================================

                                    PART I


ITEM 1: BUSINESS

History and Overview

Allegiant Physician Services, Inc. (the "Company") was incorporated in
Delaware in February 1988 under the name Physicians Staffing, Inc. and was a successor by merger in November 1988 to Physician Sourcing & Research, Inc., a Delaware corporation incorporated in September 1987. In August 1989, the Company changed its name to Premier Anesthesia, Inc. On November 15, 1994, the Company changed its name to Allegiant Physician Services, Inc. The Company's executive office is located at 500 Northridge Road, Suite 500, Atlanta, Georgia 30350,
(770) 643-5555.

The Company has experienced significant net losses in 1995 and prior years, has a working capital deficiency of $17.9 million and a deficit in stockholders' equity of $14.8 million as of December 31, 1995. The Company has sold its pain treatment operations and intends to sell, subject to shareholder approval, its anesthesia contract business. The Company is focusing its efforts on physician recruiting, software development and physician management services. See Item 7 (Management's Discussion and Analysis of Results of Operations and Financial Condition) for a discussion of these matters as well as other risk factors that the Company faces.

The Company provides contract anesthesiology services to hospitals, managed care services to physicians, hospitals and a preferred provider organization ("PPO"), hospital information systems, locum tenens services and recruiting and staffing services in a variety of specialties for hospitals, clinics and physician practice groups. Historically, the Company concentrated on providing contract anesthesiology services to hospitals and the operations of outpatient medical/surgical centers specializing in the multi-disciplinary treatment of chronic pain. In early 1995, the Company made the decision to discontinue its pain treatment operations entirely. The Company sold the pain treatment operations in December 1995 to Pain Net, Inc. ("Pain Net") a company organized and wholly owned by former members of senior management of the Company's discontinued pain division. Terms of the sale were $2.3 million cash, paid at closing, and $12.5 million in promissory notes. Pain Net will repay these notes through future operations. The Company expects to fully collect these notes, however, the repayments will be reflected as income when received due to the highly leveraged structure of Pain Net.

Simultaneous with the discontinuation of the pain treatment operations, and in response to slower than anticipated growth in its contract anesthesia business, the Company streamlined its core business and shifted its focus from the hospital anesthesia contract services to expanding and developing its hospital information systems, physician recruiting and staffing services, locum tenens services and its physician practice management services.

Recent Developments

Effective June 1, 1996, and subject to the rescission rights described below, Allegiant Physician Services, Inc. (the "Company") transferred substantially all of its assets (the "Transaction") to Anesthesia Solutions, Inc. ("ASI"), a new company. The Transaction will be rescinded if the requisite shareholder approval of the Transaction is not received by October 1, 1996. The assets to be sold in the Transaction include all of the Company's anesthesia contracts, physician and nurse contracts, office furniture and computer equipment used in the contract anesthesia business.

The consideration received in the Transaction was a Promissory Note, dated June 1, 1996, (the "Note") by ASI in favor of the Company, in original principal amount of $16.0 million, with interest equal to 9% per year. The Note will be reduced by certain liabilities assumed by ASI totaling approximately $12 million. The Agreement requires interest only payments on the Note to be made for the first six months commencing July 1, 1996, and monthly principal payments of $500,000 starting January 1, 1997, increasing to $1,500,000 per month beginning July 1, 1997, and to be made thereafter until the Note is paid in full. The Note is secured by 2,750,000 shares of EquiMed, Inc., $.0001 par value, common stock. An additional sale premium up to $9 million will be paid by ASI if the provisions of an earn-out agreement are realized by ASI within twelve months. It cannot be assured that the provisions of the earn-out will be realized.

In accordance with the Agreement, the Transaction must be approved by the Company's shareholders by October 1, 1996. In the event that the Transaction is not approved by the shareholders the Transaction will be rescinded and the Company will pay ASI, or ASI will pay the Company, as the case may be, an amount necessary to place the respective parties in the financial positions at May 31, 1996, as if the Agreement had not been consummated on June 1, 1996.

Growth Strategy

The Company's strategy is to achieve growth by (i) expanding its hospital information systems business by marketing its specialized software system to acute care hospitals, outpatient surgery facilities and ambulatory surgical centers; (ii) expanding its physician recruiting and staffing business by marketing the Company's ability to determine prospective hiring needs and its ability to provide an array of recruiting and placement services to large physician groups, hospitals and healthcare providers; (iii) developing its locum tenens services by taking advantage of a significant market need for temporary physicians; and (iv) developing its physician practice management services by offering a broad range of management and organizational services to physicians, hospitals, managed care organizations and networks and other healthcare providers, assisting in efforts to build networks providing quality services to patients, providers and payors. As reflected in "Recent Developments," the Company intends to sell its contract anesthesia division to ASI effective June 1, 1996. The Asset Purchase Agreement provides that the Transaction will be rescinded if the requisite shareholder approval of the Transaction is not received by October 1, 1996. No assurances can be made that the Company's shareholders will approve the Transaction. In accordance with the Asset Purchase Agreement approximately $7.5 million of short-term debt and $4.5 million in other current liabilities of the Company has been assumed by ASI and the Company plans to re-deploy the remaining assets of the Company in marketing and developing its hospital information systems, expanding its physician recruiting and staffing business, developing its locum tenens services and developing its newly organized physician practice management division.

Acquisition Activities

In May 1995, the Company moved forward with its strategy of developing its physician management group by joining with Primary Care Concepts of Fort Worth, Texas ("PCC") to develop a physician-owned and controlled community healthcare delivery system in the Dallas-Fort Worth metropolitan area. Pursuant to a Stock Purchase Agreement dated May 24, 1995 (the "Stock Purchase Agreement") by and between Daughters of Charity Health Services of Fort Worth, Texas and AHP Acquisition Company, L.L.C. (a corporation 80% owned by PCC and 20% owned by the Company) ("AHP"), AHP purchased an established preferred provider organization for $341,000. The Company executed a promissory note with AHP agreeing to fund AHP up to $1.0 million of which $823,000 had been advanced in 1995. The Company will serve as the management services organization for the new healthcare delivery system by providing services such as marketing, staffing, management, billing and collections and information systems. PCC will provide the management of clinical care, and AHP will manage and expand the healthcare provider network.

The Company is limited in its method of identifying and developing certain practices because of its financial constraints in developing an acquisition strategy. The settlement agreement relating to the class action lawsuit filed against the Company requires the Acquisition Committee of the Company's Board of Directors, a majority of the members of which must be non-management directors, to conduct a thorough evaluation of a target company's compliance with all applicable government regulations for the sale or manufacture of such company's products or services if the target company provides services outside the Company's core competencies and the purchase price exceeds $1.0 million.

Industry Background

National concern over the rapidly rising cost of healthcare and recent initiatives to control both public and private healthcare expenditures through legislation are pressuring healthcare providers to deliver more cost effective healthcare services. To limit utilization and to control the cost of healthcare, payors are increasingly relying on managed care arrangements. Additionally, as payors such as large employers and insurance companies use the power inherent in their large patient bases to negotiate discounts and capitated fee arrangements, healthcare providers are forced to find ways to understand their cost structures, improve their negotiating powers, maintain their patient and referral bases and perform the treatment and administrative functions of their businesses more effectively and efficiently.

In response to cost and competitive pressures, physicians are increasingly consolidating their practices with other physicians, selling their practices, becoming employees of hospitals or payors or establishing affiliations with insurance companies, hospitals and physician practice management companies in order to be able to effectively negotiate group contracts and to secure larger patient bases and referral pools. Similarly, hospitals and clinics are consolidating their operations, forming affiliations with other healthcare providers and turning to outside sources to recruit, staff, schedule and administer different departments in order to shift these managerial and administrative responsibilities to organizations that can deliver these services on a more cost effective basis. The Company believes that it is well positioned to take advantage of these changes through the services offered by its hospital information systems, recruiting and staffing services, locum tenens services and physician practice management services.

Services Provided

The principal services provided by the Company and its subsidiaries are (i) hospital anesthesia contract services, (ii) hospital information services,
(iii) physician recruiting and staffing services, (iv) locum tenens services and
(v) physician practice management services. Each of these services is discussed below.

Hospital Anesthesia Contract Services

As reflected in "Recent Developments" the Company has entered into a definitive agreement to sell its contract anesthesia division. The sale is subject to shareholder approval and will be voted upon by the shareholders at the Company's 1996 annual meeting. Consequently, at this time, there is no assurance that the sale will be approved by the Company's shareholders.

The Company contracts with physicians and Certified Registered Nurse Anesthetists ("CRNA's") to provide full anesthesiology department staffing for hospitals with which the Company has exclusive anesthesia services contracts. The Company either contracts with anesthesiologists who are existing members of the hospital's medical staff, provided such physicians satisfy credentialing requirements, or actively recruits qualified anesthesiologists to fulfill its contractual obligations to the hospital. Anesthesiologists who desire to practice at the hospital must contract with the Company. Generally, one of the Company's contract anesthesiologists is appointed as medical director of the hospital's anesthesiology department, having responsibility for department administration. The Company commits to carry, or cause each anesthesiologist and CRNA to carry, professional liability insurance covering the individual's activities at the client hospital. This business group of the Company accounted for 95% of the Company's net revenues in 1995 and 94% of net revenues in each of fiscal 1994 and 1993.

The Company contracts with a sufficient number of anesthesiologists and CRNAs to provide anesthesia services for its hospital clients on a 24-hour, 365-day basis. The Company believes that the availability of full-time anesthesiologists and CRNA coverage is a principal factor in allowing the surgical procedures to be scheduled when necessary and as desired by the hospital or surgeon and in accordance with the needs of the patients. The Company also believes that the availability of such coverage will often influence both a patient's and physician's decision to choose a particular hospital for medical services. Predictable and dependable coverage increases the opportunity to schedule elective surgical procedures, which are frequently associated with more favorable reimbursement levels.

In order to determine a potential hospital client's appropriate staffing levels, the Company analyzes the hospital's existing anesthesiology services and requirements as well as the level of services the hospital desires to provide to the community. Based on this assessment, the Company submits a proposal for an advisable level of anesthesia coverage. The Company then develops and implements a staffing plan for coverage of the anesthesiology department, including on-call coverage for times when the operating rooms are not scheduled to be in use. If the hospital desires a staffing level greater than that justified by the existing surgical caseload or existing reimbursement levels, the Company will generally require the hospital to guarantee either to pay the Company's expenses or a stated level of reimbursement during the term of the contract.

During the recruiting period for permanent anesthesia staff, the Company contracts with and schedules locum tenens (temporary) anesthesiologists and CRNAs to provide anesthesiology services to hospitals on an interim basis. Management believes that the Company maintains the appropriate internal resources and expertise to provide an adequate supply of locum tenens coverage to fulfill contractual obligations. This staff utilizes strict standards to ensure compliance with Company quality standards.

The Company currently provides contract anesthesiology services to 28 hospital anesthesiology departments. None of the Company's existing service contracts accounted for more than 10% of the Company's net revenue for fiscal 1995. As of December 31, 1995, this business group had 58 full-time employees.

As of December 31, 1995, the Company provided recruiting, staffing and related services under 28 contracts to 28 hospital anesthesiology departments. The Company's contracts with hospitals which grant the Company exclusive right and responsibility to contract with physicians and CRNAs to provide required medical services. Under these arrangements, the Company accepts responsibility for billing and collection and, subject to contractual guarantees as described below, assumes the risks for non-payment, fluctuations in patient volumes or payor mix associated with reimbursement through government programs and other third-party payors. All of these factors are taken into consideration by the Company in deciding on appropriate contract terms with hospitals and healthcare professionals.

The Company recruits all the physicians and CRNAs used to fulfill the staffing requirements of hospitals and clinics in which the Company provides contract anesthesiology services. Methods used by the Company to identify anesthesiologists and CRNAs include mail solicitations, professional journal advertising, telemarketing and the use of management's personal contacts. The Company maintains a proprietary computerized database which holds information on approximately 4,000 anesthesiologists who have indicated an interest in affiliating with the Company on a full-time or locum tenens basis. The Company prescreens responses of anesthesiologists from its search to ensure the candidates meet the qualifications established by the client and the Company. The Company then conducts a verification of licensing, training and professional references of each healthcare professional prior to setting up interviews for the candidate with the hospital personnel and visits to the community. The Company is responsible for supervising all arrangements relating to the commencement of the healthcare professional's services, including relocation if necessary.

The Company's hospital contracts generally provide that as compensation for its services, the Company is entitled to collect and retain all charges for medical services furnished by the Company's independent contractor healthcare professionals to patients. Such contracts are referred to as "fee-for-service" contracts. Under such an arrangement, the Company bears the expenses of providing these services (principally consisting of physician and CRNA compensation, insurance costs and billing and collection expenses). In general, the Company's contracts with physicians performing services at hospitals require the Company to pay the physicians a percentage of the Company's profits from its contracts with that hospital, in addition to the physician's annual compensation.

Many of the Company's contracts provide for certain financial guarantees or stipends by hospital clients to the Company. Under "expense guaranty" contracts, the client reimburses the Company to the extent that the Company's expenses in performing the contract plus a fixed management fee exceed the Company's collections from the medical services provided by the Company's physicians and CRNAs. Under "collection guaranty" contracts, the client reimburses the Company to the extent that collections do not reach a predetermined amount, regardless of the Company's expenses. Finally, under "fixed stipend" contracts, the client pays the Company a fixed supplemental amount, regardless of the Company's collections or expenses. Expense guaranty, collection guaranty and fixed stipend payments are made to the Company monthly. If the Company's collections exceed the guaranteed amount, the Company must reimburse the excess to the client up to the amount of guaranty payments received by the Company during the same period.

The Company principally obtains guaranties on contracts to compensate either for its historical inability to fund the start-up phase of a contract and finance the receivables until collection, or for the cost of implementing staffing for the hospital's department, the cost of which may or may not be justified by existing surgical case loads or patient volumes at the hospital. To the extent the Company enters into a non-guaranteed contract, the Company may experience losses if it has overestimated collections or underestimated expenses required to perform such contracts, particularly during the start-up phase. As of December 31, 1995, 10 hospital contracts contained expense guaranties, 4 hospital contracts contained collection guaranties, 2 hospital contracts provided for fixed stipends and 12 hospital contracts provided for no guaranty or stipend.

Under most contracts, the hospital agrees not to contract with any independent contractor physicians provided to them by the Company for a period of one year after the termination of the contract with the hospital. The enforceability of such a non-solicitation restriction varies from state to state depending on public policy constraints as they relate to the perceived reasonableness of the scope of such non-solicitations.

Hospital Information Systems

A subsidiary of the Company, CINet, incorporated in February, 1993 develops and markets a surgical information system for use in hospitals and surgery centers to monitor, record and help improve operating room procedures while capturing all cost components of the pre-operative process.

The product developed and marketed by CINet is a fully integrated on-line software application. In the operating room context, it is used by anesthesia providers and surgical nurses to record each event (e.g., drugs administrated, surgical procedures performed, supplies and equipment used) throughout the pre-, intra- and post-operative and anesthesia phases. In addition, the system is linked to all patient monitoring equipment in order to record vital signs and significant OR events, time stamping all data points, and preparing both the anesthesia and nursing records for signature. In the patient record-keeping context, it is used by physicians, nurses and clerks to record patients' medical histories, physiological and other relevant data, pre- and post-operative treatments and recovery progress.

Development of the next release of the product, version 2.0, is scheduled for beta release by the third quarter of 1996. Unlike the version 1.0 product currently in use, Version 2.0 is based entirely on open architecture standards using Microsoft Windows NT workstations and Microsoft Windows NT or UNIX servers running one of many off-the-shelf Relational Database Management Systems (RDBMS). The system is uniquely designed to allow customization of user screens on-site without writing any additional system code. This business group of the Company accounted for 0.0%, 0.3% and 0.5% of the Company's net revenues in fiscal 1995, 1994 and 1993, respectively. As of December 31, 1995, this business group had 9 full-time employees.

Physician Recruiting and Staffing Services

The Company recruits physicians practicing in a variety of specialties for hospitals and clinics for which the Company does not provide contract staffing services. During 1995 and 1994, the main areas of specialty for which the Company provided such recruiting services included family practices, internal medicine, orthopedics, general surgery, pediatrics and psychiatry. This business group of the Company accounted for 3.5%, 4.0% and 3.6% of the Company's net revenue in fiscal 1995, 1994 and 1993, respectively. As of December 31, 1995, this business group had 17 full-time employees.

Locum Tenens

In January 1995, the Company formed a new business subsidiary, Quest
Staffing Solutions, that provides locum tenens, or temporary physician services, to its already mature physician recruiting base. Quest offers physicians the opportunity to practice medicine on a long-term or short-term basis throughout the United States. This also affords the clientele the flexibility of not bearing the long-term committed costs of full time physicians and paying on an as needed basis. Quest is owned 80% by the Company and accounted for 2.1% of the Company's revenue in 1995. As of December 31, 1995, this business group had 8 full-time employees.

Physician Practice Management Services

The Company has recently made a strategic decision to market its contract management discipline in a market place that recent publications put at approximately $200 billion. The Company's physician practice management group is focusing its efforts in the area of hospital owned practices. The Company feels that its core competencies of physician recruiting and contract management services place it uniquely in this emerging market. The group had no contribution to revenue in 1995 and had 4 full-time employees as of December 31, 1995.

Pain Treatment Operations

Historically, the Company operated outpatient medical/surgical centers that specialized in pain management and the multi-disciplinary treatment of chronic pain. The Company offered comprehensive medical services at the pain treatment centers for the treatment of pain with specialists practicing in anesthesiology, orthopedics, neurology, physical medicine and rehabilitation and psychology. The Company discontinued the operations of these centers in the first quarter of 1995. In December 1995, the Company sold the discontinued pain treatment centers to the senior management of the pain treatment operations. See "Management's Discussion and Analysis of Financial Condition and Results of Operations".

Competition

There are a number of other companies which provide contract staffing services to hospital departments on a local or regional basis and the Company has several major competitors. The Company is affected by significant competition in the market for medical billing and collection services, which are an integral part of the Company's hospital and clinic-based contract anesthesiology business and are provided by many firms both regionally, nationally and locally. The Company must also compete with the traditional structure of hospital specialty departments for satisfying staffing, scheduling and administrative needs of hospital-based physicians and with professional search firms who provide physician recruiting services. While management believes the Company is the only provider of an integrated hospital operating room system, the Company must compete with a large number of software vendors who provide systems with billing, charting, scheduling and other capabilities to the hospital. Management believes that the competition will continue to be based primarily upon the quality and reliability of services provided, the cost of providing the services and the reduction in administrative expenses experienced by the purchaser.

Government Regulation

Physicians and other healthcare provider's practices are highly regulated at both state and federal levels and are subject to healthcare reform measures being considered by Congress and State legislatures. Several of the alternatives being considered contain provisions intended to control public and private spending on healthcare and are funded in part by reductions in payments by federal healthcare programs (primarily Medicare and Medicaid) to providers such as hospitals and physicians. Given the uncertainty about the final content and timing of the implementation of such reforms, it is difficult to predict the impact adoption may have on the operations of the Company or the relationship it has with its independent contractors. One measure which is already in use is a new system of Medicare reimbursement for medical services (including anesthesia services) which is based on relative value fee schedules. The purpose of this system of reimbursement, known as "Resource Based Relative Value Scale" ("RBRVS") reimbursements, is to reallocate medical reimbursement among medical specialties. Under the final regulations relating to the RBRVS fee structure, the aggregate payments from Medicare to anesthesiologists may be reduced slightly in each year through 1996, subject to regional variation.

Professional Liability Insurance

The Company maintains professional liability insurance in amounts deemed appropriate by management based upon historical claims and the nature and risks of the business. The Company's policy provides insurance coverage for all claims reported during the policy period ("claims-made basis"). In the past, the Company's independent contractor physicians were not required to be covered under the Company's policy, although approximately two-thirds of the Company's independent contractor physicians at December 31, 1995 have elected to have such coverage. If a physician chooses to obtain individual coverage, the Company reimburses the physician for the cost of such policy. The Company's professional liability insurance provides coverage, subject to policy limits, in the event the Company is held liable as a defendant in a lawsuit against an independent contractor physician or hospital, as well as for legal fees incurred in defending any such lawsuit. The most significant source of potential liability in this regard would be claims of negligence on the part of healthcare professionals contracting with the Company. If such healthcare professionals were deemed to be employees or agents of the Company in the practice of medicine, the Company could be held liable for any medical negligence of such healthcare professionals. Furthermore, the Company could be held liable for negligence regardless of the nature of the relationship between the Company and its contracted healthcare professionals if the Company were deemed negligent in selecting or retaining such healthcare professionals. Most of the Company's hospital contracts contain Company undertakings to ensure that services provided by its physicians and CRNAs conform to certain generally accepted standards of the anesthesiology profession.

Employees and Independent Contractors

As of December 31, 1995, the Company and its subsidiaries had 112 full-time employees. None of the Company's employees is represented by a labor union and the Company believes its relations with its employees are good. In addition to its employees, at such date the Company had contractual relationships with 107 physicians and 53 CRNAs.


ITEM 2: PROPERTIES

The Company leases all of its facilities pursuant to leases with unaffiliated lessors. During November 1994, the Company relocated its corporate headquarters in Atlanta, Georgia, occupying approximately 22,000 square feet of space, providing for current annualized rent of approximately $328,000. This space is leased under an agreement that expires at the end of 1999. Prior to this, the Company occupied 40,000 square feet of space pursuant to a lease with an unaffiliated lessor with annualized rent of approximately $560,000.


ITEM 3: LEGAL PROCEEDINGS

In April and May 1995, the Company issued an aggregate of 500,000 shares of its common stock to two corporations affiliated with a California physician in return for promissory notes from these corporations aggregating $1 million. The notes were due on April 30 and June 30, 1995 and were guaranteed by the physician. In June 1995, the Company received information that the physician had pledged the 500,000 shares to a broker/dealer to secure financing and that the broker/dealer asserted title to the shares pursuant to the pledge. The Company instructed its transfer agent not to permit a transfer of the shares. The $1 million in promissory notes guaranteed by the physician have not been paid and on August 28, 1995 the Company filed a civil action against the physician and his related corporations for default under the note agreements and related guaranties. The physician, on December 22, 1995, filed a cross-complaint against the Company for, among other things, fraud and breach of contract. On April 9, 1996, the broker/dealer filed legal action against the physician and his related corporations for fraud and securities fraud, respectively, and against the Company for certain violations of the related state's Uniform Commercial Code. There is no assurance, however, that the Company will be able to collect the notes in whole or in part. Certain facts and events, in the near term, could change the Company's current valuation that the stock subscription receivable is collectible.

In April 1995, Texas NPI, P.A. ("Texas NPI"), an affiliate of the Company, filed a civil action against a physician of the practice seeking damages for breach of contract, breach of fiduciary duty and fraud. The action was filed in State Court in Dallas, Texas. In May 1995, the physician filed a counterclaim against Texas NPI, the Company, another affiliate of the Company and two executive officers of the Company. The counter claim seeks damages in excess of $650,000. Any liability resulting from this litigation was assumed by Pain Net as part of the sale of the pain treatment operations. In the first quarter of 1996, the Company and Pain Net settled the lawsuit for $300,000. In exchange for a promissory note the Company advanced $300,000 to Pain Net to fund the settlement. The settlement has been reflected in the Company's discontinued operations in 1995. Repayment of the note from Pain Net will be reflected as income when received.

During the fourth quarter of 1994, the Company filed in the Superior Court of the State of California, County of Los Angeles, an action against certain workers' compensation insurers and administrators seeking $123.0 million in compensatory damages claiming abuse of process, intentional interference with contractual and prospective economic relations, negligent interference with contractual and prospective economic relations and unfair business practices, which led to NPI's termination of pain management services to new patients covered by the slow-paying

California litigated workers' compensation system insurance carriers. Certain of the defendants in the lawsuit have filed cross complaints seeking restitution from the Company, its healthcare subsidiaries and their associated medical groups for funds previously paid to the medical groups and other damages. Although there can be no assurances, based upon the facts and circumstances known to date, in the opinion of management, final resolution of this matter will not have a material adverse effect on the Company's financial condition or results of operations.

In December 1994, Hermes Systems S.A. commenced an arbitration proceeding against the Company in the Belgian Centre for the Study and Practice of National and International Arbitration. Hermes sought to recover $1,802,380, plus interest, for computer software and related hardware allegedly purchased or allegedly required to be purchased by the Company pursuant to a distribution agreement between the Company and Hermes. The Company interposed defenses to the claims asserted by Hermes and, in turn, alleged that Hermes has breached the agreement. In the first quarter of 1996, Hermes was awarded damages against the Company and as a result the Company recorded a $490,000 reserve in the fourth quarter of 1995. The Company filed an appeal of the award in Georgia but there is no assurance that the Company will obtain any relief from the appeal.

The Company contracts with physicians and other healthcare professionals to fulfill certain of its contractual obligations to clients. Consistent with the long-standing recognized practice of a significant segment of the healthcare industry, the Company considers these professionals to be independent contractors for income tax purposes. In the event of a proposed change in this classification through regulatory challenge, management, based on the advice of counsel, believes that certain "safe harbor" relief is available. In the event of a determination that the healthcare professionals under contract to the Company are employees, the Company may be subject to retroactive taxes and penalties.

The Company is subject to claims and legal actions by patients and others in the ordinary course of business. The Company maintains professional liability insurance which is limited to patient claims reported during the policy period. A liability is recorded for estimated losses related to unreported patient claims, which is included in other current liabilities in the accompanying consolidated balance sheets. In the opinion of management, such liability is sufficient to cover any such unreported patient claims, and the amount of potential liability with respect to other legal actions will not affect the financial position or results of operations of the Company.


ITEM 4: SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

During the quarter ended December 31, 1995, there were no matters submitted to a vote of security holders.


                                    PART II

ITEM 5: MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

From March 4, 1992 through April 9, 1996 the Company's common stock traded on the National Market System ("Nasdaq") under the symbol ALPS, however, on April 9, 1996, the Company was notified by the Nasdaq Review Committee that since the Company did not meet the Nasdaq minimum net worth and minimum closing bid price requirements, the Company's common stock would no longer be traded on the Nasdaq National Market System. Effective April 10, 1996, the Company's common stock began trading on the OTC Bulletin Board utilizing the same symbol, ALPS. At March 14, 1996, there were approximately 3,200 shareholders of record of the Company's common stock. The following table sets forth, for the periods indicated, the high and low sale prices for the Common Stock as reported by the Nasdaq National Market.


Fiscal 1994                                  High      Low
- -----------                                 ------    ------

 First Quarter (ended March 31, 1994)        $4.63     $2.38
 Second Quarter (ended June 30, 1994)         2.75      1.13
 Third Quarter (ended September 30, 1994)     4.00      1.25
 Fourth Quarter (ended December 31, 1994)     3.25      1.75


Fiscal 1995
- -----------
First Quarter (ended March 31, 1995)          $2.63    $1.00
Second Quarter (ended June 30, 1995)           2.44     0.94
Third Quarter (ended September 30, 1995)       1.94     1.13
Fourth Quarter (ended December 31, 1995)       1.63     0.66

The Company has never declared or paid cash dividends on its common stock and does not anticipate paying cash dividends in the foreseeable future. The Company currently intends to retain all earnings, if any, for use in the expansion of the Company's business. The payment of dividends, if any, in the future with respect to the Company's common stock is within the discretion of the Board of Directors and will depend on the Company's earnings, capital requirements, financial condition and other relevant factors.

ITEM 6: SELECTED FINANCIAL DATA

The selected financial data is presented below for the five years ended December 31, 1991 through 1995. The data should be read in conjunction with the financial statements, related notes and other financial information contained herein.

(000s omitted except for per share data, %'s and ratios)

                                                            1995        1994        1993        1992       1991
                                                          --------    --------    --------    -------    -------
Summary of Operations
  Net revenue                                              $57,607     $64,775     $68,168    $58,813    $40,546
  Operating income (loss) (a)                               (4,187)      1,881     (10,172)     2,609      1,318
  Income (loss) before income taxes (a)                     (7,676)        629      (9,711)     4,276      1,502
  Income (loss) from continuing operations (a)              (8,518)      1,124      (7,128)     2,566        902
  Income (loss) from discontinued operations (b)             1,790     (11,571)    (24,117)        --         --
  Loss from sale of discontinued operations (c)            (12,401)         --          --         --         --
                                                          --------    --------    --------    -------    -------
  Net income (loss)                                       ($19,129)   ($10,447)   ($31,245)   $ 2,566    $   902
                                                          ========    ========    ========    =======    =======

  Net income (loss) per common share:
    Continuing operations                                   ($0.62)      $0.11      ($0.81)     $0.30      $0.14
    Discontinued operations (b)                              (0.77)      (1.10)      (2.76)        --         --
                                                          --------    --------    --------    -------    -------
        Total net income (loss)                             ($1.39)     ($0.99)     ($3.57)     $0.30      $0.14
                                                          ========    ========    ========    =======    =======
  Weighted average common shares outstanding                13,727      10,572       8,759      8,564      6,114

As a Percent of Net Revenue - Continuing Operations
  Operating income (loss)                                     (7.3) %      2.9 %     (14.9) %     4.4 %      3.3 %
  Income (loss) before income taxes                          (13.3) %      1.0 %     (14.2) %     7.3 %      3.7 %
  Net income (loss)                                          (14.8) %      1.7 %     (10.5) %     4.4 %      2.2 %

Percent Change From Prior Year - Continuing Operations
  Net revenue                                                (11.1) %     (5.0)%      15.9  %    45.1 %     91.0 %
  Operating income (loss)                                   (322.6) %    118.5 %    (489.9) %    98.0 %    125.7 %
  Income (loss) before income taxes                       (1,320.3) %    106.5 %    (327.1) %   184.7 %    273.6 %
  Net income (loss)                                         (857.8) %    115.8 %    (377.8) %   184.5 %    143.8 %

Balance Sheet Data
  Working capital                                         ($17,905)    ($7,607)    ($6,937)   $23,643     $2,435
  Total assets                                              $9,388     $21,537     $35,282    $47,878    $13,898
  Long-term obligations                                     $1,637      $1,904        $661       $102     $1,098
  Stockholders' investment                                ($14,828)     $1,889      $7,139    $37,523     $3,043

Operating Ratios
  Current ratio                                              0.2:1       0.6:1       0.7:1      3.5:1      1.3:1
  Total borrowings to stockholders' investment (d)              --       4.1:1       1.6:1      0.0:1      1.1:1


(a)  Includes nonrecurring items totaling $6.0 million (pretax) in 1993.
(b) Includes (1) an extraordinary gain on the early extinguishment of debt of $390,000, a loss provision of $3.6 million to adjust to the estimated value of the Pain Treatment operations and a writedown of accounts receivable of $8.4 million in 1994, and (2) a $20.0 million charge for the termination of services to a significant payer category in 1993. See Note C.
(c) In 1995, the Company sold its pain treatment operations for $2.3 million cash and $12.5 million in promissory notes. The Company fully reserved the notes in 1995 due to the highly leveraged structure of the acquiring company and recorded a $12.4 million loss on the sale. The notes will be paid by the future operations of the acquiring company and will be recorded as revenue when received.
(d)  In 1995, the Company's Stockholders' Equity was a retained deficit.

ITEM 7: MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

Overview

Historically, the Company's principal business activity has been it's contract anesthesia division, which accounted for approximately 95% of the Company's net revenues in 1995. As discussed in detail below in "Recent Developments" the Company intends to sell this division. This will mark the consummation of the shift of the Company's core business from contract anesthesia services to providing other hospital related services including hospital information services, physician recruiting and staffing services, locum tenens services and physician practice management services. The Company began operations in 1988. In late 1993 and prior years, the Company concentrated on providing contract management services to hospital anesthesiology departments and offered physician recruiting services to hospitals for all physician specialties. In late 1993, while continuing to offer and expand the services previously mentioned, the Company decided to shift its marketing focus from contract anesthesia services to the development and management of integrated healthcare delivery networks primarily in small urban areas. Given this broader definition of the market to which the Company offered its hospital information services, recruiting and staffing services, locum tenens and physician practice management services, the Company changed its name in 1994 to Allegiant Physician Services, Inc. from Premier Anesthesia, Inc.

Effective June 1, 1996, and subject to the rescission rights described below, Allegiant Physician Services, Inc. (the "Company") transferred substantially all of its assets (the "Transaction") to Anesthesia Solutions, Inc. ("ASI"),a new company. The Transaction will be rescinded if the requisite shareholder approval of the Transaction is not received by October 1, 1996. The assets to be sold in the Transaction include all of the Company's anesthesia contracts, physician and nurse contracts, office furniture and computer equipment used in the contract anesthesia business.

The consideration received in the Transaction was a Promissory Note, dated June 1, 1996, (the "Note") by ASI in favor of the Company, in original principal amount of $16.0 million, with interest equal to 9% per year. The Note will be reduced by certain liabilities assumed by ASI totaling approximately $12 million. The Agreement requires interest only payments on the Note to be made for the first six months commencing July 1, 1996, and monthly principal payments of $500,000 starting January 1, 1997, increasing to $1,500,000 per month beginning July 1, 1997, and to be made thereafter until the Note is paid in full. The Note is secured by 2,750,000 shares of EquiMed, Inc., $.0001 par value, common stock. An additional sale premium up to $9 million will be paid by ASI if the provisions of an earn-out agreement are realized by ASI within twelve months.

In accordance with the Agreement, the Transaction must be approved by the Company's shareholders by October 1, 1996. In the event that the Transaction is not approved by the shareholders the Transaction will be rescinded and the Company will pay ASI, or ASI will pay the Company, as the case may be, an amount necessary to place the respective parties in the financial positions at May 31, 1996, as if the transfer had not been made on June 1, 1996.

Historically, the Company also operated medical/surgical centers specializing in the multi-disciplinary treatment of chronic pain. The Company discontinued all pain treatment operations in 1994. The Company evaluated the historical trend of payments from the insurance carriers, the length of time in the payment cycle and the cost of collection related to receiving these payments. Under these circumstances, the Company determined that it was in the best interests of the stockholders to discontinue all operations related to its pain treatment operations. As a result, the Company recorded a $12.0 million charge to 1994 earnings, of which $8.4 million provided for a write down of accounts receivable and a provision of $3.6 million to adjust the estimated net realizable value of the assets of the pain treatment operations. In December 1995, the Company sold its pain treatment operations to Pain Net, Inc. (Pain Net), a company formed and owned by former members of the senior management of the Company's discontinued pain treatment operations, for $2.3 million cash paid at closing and $12.5 million in two promissory notes. The notes earn interest at 12% a year and are collateralized by the patient receivables of Pain Net. Pain Net will repay the notes from future operations. The Company expects to fully collect these notes, however, the repayments will be reflected as income when received due to the highly leveraged structure of Pain Net.

RESULTS OF CONTINUING OPERATIONS

Unless otherwise noted, the following discussion of consolidated results of operations relates only to continuing operations: (1) hospital anesthesia contract services, which will be discussed more generally as "Contract Services" in order to reflect the inclusion of those services provided to departments other than anesthesiology, and (2) "Other Operations", which includes hospital information systems; physician recruiting and staffing services; locum tenens services; and physician practice management services.

1995 Compared to 1994

Net revenue decreased $7.2 million or 11% to $57.6 million in 1995 compared to $64.8 million in 1994. This decrease was due to the termination of nine anesthesia contracts in 1995. The provision for bad debt expense increased to 17% of net revenue in 1995 compared to 13% in 1994. Contract labor and other direct expenses remained proportionate to net revenue at 71% due to restructuring contracts with hospitals and physicians to make the physician cost component more of a variable expense rather than a fixed expense in relation to net revenue. Gross margin as a percent of revenue decreased to 12.1% in 1995 compared to 16.6% in 1994, due to an increase in the provision for bad debts of $1.7 million from 1995 compared to 1994, resulting from a deterioration in the Company's patient receivables.

Operating expenses increased $2.3 million or 25.8% to $11.1 million in 1995 compared to $8.9 million in 1994. Salaries and benefits increased $645,000 or 12.5% in 1995 compared to 1994. Other expenses increased $1.6 million or 44.1% in 1995 compared to 1994. These increases were a result of the Company expanding its marketing and development efforts for its hospital information systems, its locum tenens services, and its newly organized physician practice management division. In addition, the Company received an unfavorable ruling in an arbitration dispute with a vendor relating to one of its hospital information system products for $597,000, including legal fees.

Interest expense increased 163% or $2.2 million to $3.5 million compared to $1.3 million in 1994. This resulted from additional borrowings including approximately $5.2 million required to fund the working capital needs of the discontinued pain treatment operations. Also, the Company incurred interest expense as a result of additional borrowings needed to expand the efforts of marketing and developing its hospital information systems, its locum tenens services, and its newly organized physician practice management division.

The Company's deferred tax asset increased from approximately $18.6 million in 1994 to $25.0 million in 1995 primarily as a result of the Company's provision to fully reserve the Pain Net notes received from the sale of the Company's discontinued pain treatment operations. Based on uncertainties associated with the future realization of the deferred tax asset in 1995 the Company increased the deferred tax valuation allowance to $25.0 million in 1995 from $16.9 million in 1994, reducing its net deferred tax asset balance to $0, representing the uncertainty that future tax obligations would be generated from planned earnings after 1995. In 1995, the Company recognized a tax benefit of $78,000 for the state income tax refunds related to prior years, for which a valuation allowance had been established. At December 31, 1995, the Company had an estimated consolidated net operating loss carryforward of $25.5 million which expires in years beginning in 2006 through 2009.

In the fourth quarter of 1995, the Company sold its pain treatment operations Pain Net. Terms of the sale were $2.3 million in cash and $12.5 million in promissory notes. Due to the highly leveraged structure of the pain treatment operations the Company fully reserved the promissory notes and recorded a $12.4 million loss, or $.90 per share, from the sale of discontinued operations. Payments on these notes will be provided from future operations of the acquiring company and will be reflected as revenue when received. Losses from discontinued operations were ($10.6) million or ($.77) per share in 1995 compared to ($11.6) million or ($1.10) per share in 1994, which included a provision of $3.6 million to adjust to the estimated net realizable value of the pain treatment operations and a writeoff of approximately $8.4 million of pain treatment patient accounts receivable.

The Company's earnings per share ("EPS") from continuing operations decreased to a loss of $.62 per share in 1995 from earnings of $.11 per share in 1994. Weighted average shares outstanding used to compute earnings per share were higher in 1995 than in 1994 due primarily to private placements of approximately
1.8 million shares of registered and unregistered common stock. In addition, the Company issued 500,000 shares of its common stock to two affiliated corporations in California for promissory notes aggregating $1.0 million.

1994 Compared to 1993

Net revenues decreased $3.4 million or 4.9% in 1994 compared to 1993 due to a shift in revenue mix in the Company's contract anesthesia division from higher reimbursement payors toward lower reimbursement payors such as Medicare, Medicaid, Health Maintenance Organizations ("HMOs") and Preferred Provider Organizations ("PPOs"), and further compression of their already low reimbursement rates despite a 12.1% increase in the number of anesthesia cases performed, a 9.2% increase in the number of physicians managed, and a 2.7% increase in the number of cases per physician.

Gross margin increased $1.5 million or 16.6% in 1994 compared to 1993 due to a $4.8 million or 9.4% reduction in contract labor and other direct expenses in 1994 compared to 1993. The provision for bad debt expense as a percent of net revenue was 12.5% compared to 11.7% in 1994 and 1993, respectfully. The 1994 operating income was achieved through an improved gross margin as a percent of net revenue and a $4.5 million reduction in operating expenses (excluding the effect of the 1993 non-recurring charges discussed above). The primary reason for the improved gross margin as a percent of revenue was an ongoing emphasis on enhancing Contract Services' profitability by restructuring contracts with hospitals and physicians to make the physician cost component of those contracts more of a variable rather than fixed expenses in relation to net revenue. Losses in 1993 relating to Contract Services were attributable to higher overhead costs incurred to handle a higher level of new contract activity that never materialized, and to certain unprofitable contracts that have subsequently been restructured or terminated. The significant reduction in Company-wide operating expenses in 1994 was directly attributable to the fourth quarter of 1993 restructuring activities which included a substantial work force reduction and a related reduction in facilities expense.

The significant improvement in operating income in 1994 compared to 1993 was reduced by the $1.7 million increase in net interest expense. The majority of this increase was a result of the Company's financing of the pain treatment operations by taking on an additional $11.1 million in debt. In addition, in 1993, the Company generated about $591,000 of interest income from short-term investments. Such short-term investments were exhausted in financing the buildup of slow-paying pain treatment accounts receivable in California during 1993.

Based on uncertainties associated with the realization of the deferred tax asset, the Company provided a deferred tax valuation allowance of $16.9 million at December 31, 1994. However, the Company recognized a $495,000 income tax benefit related to larger than anticipated refund claims for prior years' income taxes paid and the realization of previously reserved net deferred tax assets based on a higher than originally estimated income tax obligation generated from future earnings.

Company's earnings per share ("EPS") increased to $.11 per share in 1994 from a loss of $.81 per share in 1993, which included significant non recurring charges. The 1994 EPS was achieved through improved operation income and reduced income tax expenses, despite a 5.0% decrease in net revenue, a $1.7 million or 372% increase in net interest expense and a 20.7% increase in the weighted average number of shares outstanding.

EPS in 1993 included non recurring items totaling $6.0 million (pretax) relating to the settlement of litigation ($2.0 million) and a restructuring charge ($4.0 million). The 1993 EPS effect of each of these items, net of an income tax effect of 38%, was ($.14) for the settlement of litigation and ($.28) for the restructuring charge.

Weighted average shares outstanding used to compute earnings per share was higher in 1994 than in 1993 due to private placements of approximately 2.1 million shares of unregistered common stock in the fourth quarter of 1993 and at various times in 1994 and the conversion of $1.0 million of promissory notes payable to the Company's Chairman, Chief Executive officer and President into 400,000 shares of unregistered common stock at $2.50 per share during May 1994. Such conversion was approved by the Company's stockholders at their annual meeting in May 1994.

Impact of Recently Issued Accounting Standards

In March 1995, the FASB issued Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," which requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying amount. Statement 121 also addresses the accounting for long-lived assets that are expected to be disposed of. The Company will adopt Statement
121 in the first quarter of 1996 and, based on current circumstances, does not believe the effect of adoption will be material.

Statement of Financial Accounting Standards No. 123, "Accounting for Stock Based Compensation," establishes accounting and reporting standards for stock based employee compensation plans. As permitted by the standard, the Company expects to continue to account for such arrangements under APB Opinion No. 25. Accordingly, adoption of the standard will not affect the Company's results of operations or financial position.

Liquidity and Capital Resources

The Company's cash balance at December 31, 1995 was approximately $1.8 million compared to $267,000 at December 31, 1994. The increase was due primarily to a Federal Income Tax refund received in 1995 of approximately $706,000 and the proceeds received from the private placements of the unregistered common stock of $3.2 million. Cash flows from continuing operations decreased $6.7 million between years due to the significant reduction in hospital anesthesia contracts and an increase in operating expenses as a result of increased efforts to develop and market its hospital information systems, locum tenens services, and its newly organized physician practice management division.

The Company entered into an accounts receivable funding program with a private healthcare accounts receivable finance company during the first quarter of 1994 and has continued that arrangement to date. The Company has found it necessary, from time to time, to call on its principal financing company to provide additional cash resources beyond its contractual commitment.

During 1995, the Company was able to meet its current working capital obligations, despite the continued funding needs of the discontinued pain treatment operations. However, with the sale of the pain treatment operations in December 1995, the Company no longer must meet that commitment. Total funding provided by the Company to the pain treatment operations amounted to over $6.7 million in 1995.

As described above, the Company executed an Asset Purchase Agreement with ASI providing for the sale of the Company's contract anesthesia operations effective June 1, 1996. The sale is subject to shareholder approval and will be voted upon by the shareholders at the Company's 1996 annual meeting. The contract anesthesia division accounted for approximately 95% of the Company's operations in 1995, and consequently the future cash flows and capital resources of the Company should be dramatically impacted by the sale. The contract anesthesia division provided $3.8 million in net cash flows during 1995. Although cash contributions from the contract anesthesia division have decreased in recent years, the sale of this division will have immediate liquidity benefits to the Company. The agreement with ASI provides that upon consummation of the sale, ASI will assume $7.5 million in short term debt from the Company's principal lender. ASI will assume approximately $4.5 million of other current obligations. The Company believes that this reduction of approximately $12.0 million in working capital requirements will give the Company a more favorable working capital position. The reduction in short-term debt translates into a monthly savings of approximately $75,000 in interest costs plus a cash inflow of $30,000 from interest income on the promissory note from ASI. In addition, the Company will also be paying down additional debt as collections on its accounts receivables occur.

The principal services of the Company upon consummation of the sale of the contract anesthesia division will be (i) hospital information services (ii) physician recruiting and staffing services, (iii) locum tenens and (iv) physician practice management services. Hospital information services and physician practice management services, though mature as business concepts, are essentially new business divisions and did not provide a contribution to revenue in 1995. Locum tenens services is a relatively new business group, formed in January 1995. Physician recruiting and staffing services is the business group that formed the genesis of Premier Anesthesia, the contract anesthesia management services division. Though all the remaining subsidiaries and business groups of the Company are promising, only physician recruiting and staffing services and locum tenens services have made significant revenue contributions. There can be no assurances that these two divisions will be able to sustain the working capital needs of the whole Company. Because of the nature of the sales transaction of the contract anesthesia business, in accordance with the terms of the Asset Purchase Agreement with ASI, the Company expects, upon consummation of the sale, to receive a "primary note" from ASI estimated to be approximately $4.0 million. However, the Company will not benefit from the reduction in principal of the balance of the primary note until seven months after the closing of the sale. At that time, the Company will receive principal payments of $500,000 per month for five months beginning on January 1, 1997, increasing to $1.5 million per month on July 1, 1997, and continuing until the principal is paid off. In addition, the Company may also be entitled to an additional "earn-out" on a "variable note" based upon the profitability of the contracts sold. However, this is an indeterminable dollar amount that will not be calculable until twelve months after the closing. It cannot be assured that the benefits of the earn-out will be realized.

The Company is dependent upon the continuation of the accounts receivable financing arrangement it has with its primary financing company. Although the Company expects the finance company to continue to provide additional funding to the Company while the Company seeks to become cash flow positive, there is no assurance that the amount of such funding will meet the Company's requirements or that the Company will become cash flow positive. The company has identified approximately $20 million of previously billed and uncollected accounts receivable. Upon the Company re-billing and submitting these accounts receivable, the finance company is committed to purchase these receivables, upon acceptance, for approximately $10 million. Although the Company expects the finance company to accept a majority of the re-billed accounts receivable, there is no assurance of the ultimate accepted amount, if any.

The report of the Company's independent certified public accountants contains an explanatory paragraph as to the Company's ability to continue as a going concern. According to the report, the Company has experienced recurring losses, a capital deficit, cash flow deficiencies and overfunding related to short-term financing received by the Company that raise substantial doubt about the Company's ability to continue as a going concern. In addition, the Company has not complied with certain covenants of existing loan agreements. Certain of the Company's assets might be worth substantially less than the amounts shown on the Company's balance sheet if the Company is unable to continue as a going concern and the financial statements have not been adjusted to reflect the outcome of this uncertainty. There can be no assurance that future revenues will exceed operating expenses to enable the Company to continue as a going concern.

To reduce the operating loss and improve operating cash flows, the Company implemented or is in the process of implementing the following plan: (i) expand its hospital information systems business by completing the enhanced version of its specialized software system and market it to hospitals, outpatient and ambulatory surgical centers; (ii) expand its physician recruiting and staffing business by marketing the Company's ability to determine prospective hiring needs and its ability to provide an array of recruiting and placement services to large physician groups, hospitals and other healthcare providers; (iii) continue to develop its locum tenens services by taking advantage of a significant market need for temporary physicians; and (iv) develop its physician practice management services by offering a broad range of management and organizational services to physicians, hospitals, managed care organizations and networks, and other healthcare providers, assisting in efforts to provide services to patients, providers and payors.

The Company plans to reduce its current working capital needs and secure additional financing until the Company is cash flow positive by selling the Company's anesthesia contract business, which will reduce the Company's current liabilities by approximately $12 million and by obtaining additional financing from its primary financing company through the sale of accounts receivable (described in detail above).

ITEM 8: FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


                                                                    Page Number
                                                                    -----------

Reports of Independent Auditors                                         18

Consolidated Statements of Operations
For the Years Ended December 31, 1995, 1994 and 1993                    20

Consolidated Balance Sheets,
December 31, 1995 and 1994                                              21

Consolidated Statement of Stockholders' Investment (Deficit)
For the Years Ended December 31, 1995, 1994 and 1993                    22

Consolidated Statements of Cash Flows,
For the Years Ended December 31, 1995, 1994 and 1993                    23

Notes to Consolidated Financial Statements                              24

               REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS



To the Board of Directors and Stockholders
Allegiant Physician Services, Inc.

We have audited the accompanying consolidated balance sheet of Allegiant Physician Services, Inc. (a Delaware corporation) and subsidiaries as of December 31, 1995 and the related consolidated statements of operations, stockholders' investment, and cash flows for the year ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Allegiant Physician Services, Inc. and subsidiaries as of December 31, 1995, and the consolidated results of their operations and their cash flows for the year ended in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that Allegiant Physician Services, Inc. will continue as a going concern. As more fully described in Note B, the Company has incurred recurring operating losses and has a working capital deficiency. In addition, the Company has not complied with certain covenants of loan agreements. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note B. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.


                                             Ernst & Young LLP
Atlanta, Georgia
April 19, 1996
except for Note O, as to which the date is June 1, 1996

                   REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS



To the Board of Directors and Stockholders
Allegiant Physician Services, Inc.

We have audited the accompanying consolidated balance sheet of Allegiant Physician Services, Inc. (a Delaware corporation) and subsidiaries as of December 31, 1994 and the related consolidated statements of operations, stockholders' investment, and cash flows for each of the two years in the period ended December 31, 1994. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

Refer to Note B for significant events subsequent to the date of our original report of April 24, 1995.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Allegiant Physician Services, Inc. and subsidiaries as of December 31, 1994 and the results of their operations and their cash flows for each of the two years in the period December 31, 1994, in conformity with generally accepted accounting principles.



Atlanta, Georgia
April 24, 1995
(except with resprect to the matter in Note B,
as to which the date is April 19, 1996)                   Arthur Andersen, LLP

               ALLEGIANT PHYSICIAN SERVICES, INC. & SUBSIDIARIES

                     Consolidated Statements of Operations

- --------------------------------------------------------------------------------
(000s omitted except for per share data)

                                              For the Years Ended December 31,
                                             ----------------------------------
                                               1995         1994         1993
                                             --------     --------     --------
Net revenue                                  $ 57,607     $ 64,775     $ 68,168
                                             --------     --------     --------
Direct costs:
Contract labor and other direct expenses       40,776       45,909       50,962
Provision for bad debts                         9,869        8,121        7,991
                                             --------     --------     --------
                                               50,645       54,030       58,953
                                             --------     --------     --------
  Gross margin                                  6,962       10,745        9,215

Operating expenses:
Salaries and benefits                           5,798        5,153        6,923
Other                                           5,351        3,711        6,464
Restructuring charge                               --           --        4,000
Settlement of litigation                           --           --        2,000
                                             --------     --------     --------
  Total expenses                               11,149        8,864       19,387
                                             --------     --------     --------
Operating income (loss)                        (4,187)       1,881      (10,172)

Interest (expense) income:
Interest expense                               (3,522)      (1,339)        (130)
Interest income                                    33           87          591
                                             --------     --------     --------
  Net interest (expense) income                (3,489)      (1,252)         461
                                             --------     --------     --------

Income (loss) before income taxes              (7,676)         629       (9,711)

Income tax (expense) benefit                     (842)         495        2,583
                                             --------     --------     --------

Income (loss) from continuing operations       (8,518)       1,124       (7,128)

Income (loss) from discontinued operations,
  net of taxes                                  1,790      (11,571)     (24,117)

Loss from sale of discontinued operations,
  net of taxes                                (12,401)          --           --
                                             --------     --------     --------
Net loss                                     ($19,129)    ($10,447)    ($31,245)
                                             ========     ========     ========

Earnings (loss) per share:
  Continuing Operations                        ($0.62)       $0.11       ($0.81)
  Discontinued Operations                       (0.77)       (1.10)       (2.76)
                                             --------     --------     --------
    Net (loss)                                 ($1.39)      ($0.99)      ($3.57)
                                             ========     ========     ========

Weighted average shares outstanding:           13,727       10,572        8,759


The accompanying notes are an integral part of these consolidated financial statements.

              ALLEGIANT PHYSICIAN SERVICES, INC. & SUBSIDIARIES
                         Consolidated Balance Sheets
- --------------------------------------------------------------------------------
(000s omitted)


                                                                                        December 31,
                                                                                   ---------------------
                                                                                     1995         1994
                                                                                   --------     --------
ASSETS
Current Assets:
  Cash and cash equivalents                                                        $  1,784     $    267
  Accounts receivable, net of allowance for doubtful accounts
   of $5,570 and $4,117 in 1995 and 1994, respectively                                1,468        6,536
  Deferred income taxes                                                                  --        1,626
  Other receivables                                                                     251          787
  Prepaid expenses                                                                      519          411
  Other current assets                                                                  259          360
                                                                                   --------     --------
    Total current assets                                                              4,281        9,987
                                                                                   --------     --------

Net Assets of Discontinued Operations                                                    --        7,092

Capitalized Software                                                                  1,894        1,248

Property and Equipment, net of accumulated depreciation of $1,641 and
 $1,401 in 1995 and 1994, respectively                                                1,746        2,092
Long-term Notes Receivable                                                              823           --
Other Assets                                                                            644        1,118
                                                                                   --------     --------
                                                                                   $  9,388     $ 21,537
                                                                                   ========     ========

LIABILITIES AND STOCKHOLDERS' INVESTMENT (DEFICIT)
Current Liabilities:
  Short-term borrowings and current portion of long-term obligations               $ 10,403     $  4,221
  Account payable                                                                     4,757        3,511
  Accrued salaries and contract costs                                                 2,589        3,416
  Billings in excess of contract costs                                                1,548        2,999
  Accrued expenses                                                                    2,890        1,891
  Indebtedness to related party                                                          --        1,556
                                                                                   --------     --------
    Total current liabilities                                                        22,187       17,594
                                                                                   --------     --------

Long-term Obligations:
  Long-term indebtedness to related party                                             1,500           --
  Long-term debt                                                                         --          899
  Capital lease obligations                                                             137          161
  Deposits and other noncurrent liabilities                                              --          844
                                                                                   --------     --------
                                                                                      1,637        1,904
                                                                                   --------     --------

Commitments and Contingencies
Redeemable Common Stock                                                                 393          150
Stockholders' Investment (Deficit):
  Common stock, $.001 par value, 50,000 shares authorized,
   22,846 and 12,640 shares issued and outstanding in 1995 and 1994, respectively        23           12
  Additional paid-in capital                                                         43,801       40,401
  Accumulated deficit                                                               (57,653)     (38,524)
                                                                                   --------     --------
                                                                                    (13,829)       1,889
  Less:  Subscriptions receivable                                                    (1,000)          --
                                                                                   --------     --------
                                                                                    (14,829)       1,889
                                                                                   --------     --------

                                                                                   $  9,388     $ 21,537
                                                                                   ========     ========

The accompanying notes are an integral part of these consolidated financial statements.

              ALLEGIANT PHYSICIAN SERVICES, INC. & SUBSIDIARIES

         Consolidated Statement of Stockholders' Investment (Deficit)
- --------------------------------------------------------------------------------
(000s omitted)

                                                      Common Stock                                        Total
                                                  ---------------------    Additional                  Stockholders'
                                                     Number                 Paid-In     Accumulated     Investment
                                                   of Shares    Amount      Capital      (Deficit)      (Deficit)
                                                  -----------  --------    ----------   -----------    -------------
BALANCE AT JANUARY 1, 1993                            8,693       $ 9        $34,346     $  3,168         $ 37,523
Exercise of stock options                               112        --            142           --              142
Private offerings of common stock                       254        --            719           --              719
Net loss                                                 --        --             --      (31,245)         (31,245)
                                                  -----------  --------    ----------   -----------    -------------
BALANCE AT DECEMBER 31, 1993                          9,059         9         35,207      (28,077)           7,139
Exercise of stock options                               165        --            122           --              122
Private offerings of common stock                     1,887         2          3,517           --            3,519
Related party debt conversion                           400         1            999           --            1,000
Shares held as collateral for outstanding
  indebtedness                                          851        --             --           --               --
Other                                                   278        --            556           --              556
Net loss                                                 --        --             --      (10,447)         (10,447)
                                                  -----------  --------    ----------   -----------    -------------
BALANCE AT DECEMBER 31, 1994                         12,640        12         40,401      (38,524)           1,889
Exercise of stock options                                 1        --              2           --                2
Private offerings of common stock                     1,775         2          2,893           --            2,895
Shares held as collateral for outstanding
  indebtedness                                        7,818         8             (8)          --               --
Common shares issued in conversion of debt              543         1            418           --              419
Stock subscription receivable                            --        --             --           --           (1,000)
Other                                                    69        --             95           --               95
Net loss                                                 --        --             --      (19,129)         (19,129)
                                                  -----------  --------    ----------   -----------    -------------
BALANCE AT DECEMBER 31, 1995                         22,846       $23        $43,801     ($57,653)        ($14,829)
                                                  ===========  ========    ==========   ===========    =============

The accompanying notes are an integral part of these consolidated financial statements.

              ALLEGIANT PHYSICIAN SERVICES, INC. & SUBSIDIARIES
                     Consolidated Statements of Cash Flows
- --------------------------------------------------------------------------------
(000s omitted)

                                                                       For the Years Ended December 31,
                                                                       --------------------------------
                                                                         1995        1994        1993
                                                                       --------    --------    --------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                                             ($19,129)   ($10,447)   ($31,245)
  Adjustments to reconcile net loss to net cash
   provided by (used in) operating activities:
    Restructuring charge                                                     --          --       3,725
    Settlement of litigation                                                 --          --       2,000
    Depreciation and amortization                                         1,115         631         778
    Deferred income tax expense (benefit)                                   920         209      (3,630)
    (Income) loss from discontinued operations                           (1,790)     11,571      24,117
    Loss from sale of discontinued operations                            12,401          --          --
    Other                                                                    --          41          --
    Changes in assets and liabilities, net of acquisitions:
      Accounts receivable, net                                            7,702       9,954      (4,081)
      Prepaid expenses and other                                          1,447         539         396
      Other assets                                                          574          26        (934)
      Accounts payable                                                   (1,502)        278       2,427
      Accrued expenses                                                      103      (6,063)     (1,193)
      Deposits and other current liabilities                             (1,824)      1,474       1,610
                                                                       --------    --------    --------
        Net cash provided by (used in) continuing operations                 17       8,213      (6,030)
                                                                       --------    --------    --------
        Net cash used in discontinued operations                         (5,222)     (7,621)    (18,880)
                                                                       --------    --------    --------
        Net cash provided by (used in) operating activities              (5,205)        592     (24,910)
                                                                       --------    --------    --------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Property and equipment additions, net                                    (376)       (658)     (1,143)
  Capitalized software                                                     (816)       (492)       (384)
  Acquisitions                                                               --          --      (2,458)
  Cash received from (paid for) short-term investments                       --          --      15,910
  Cash received from sale of Pain Treatment operations                    2,226          --          --
  Long-term note receivable to affiliate                                   (823)         --          --
                                                                       --------    --------    --------
        Net cash provided by (used in) investing activities                 211      (1,150)     11,925
                                                                       --------    --------    --------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Borrowings under line of credit agreements                                430       3,111       9,999
  Repayments under line of credit agreements                             (2,666)    (10,575)       (300)
  Related party borrowing                                                    --       1,450       1,070
  Net proceeds from issuances of common stock                             1,857       3,641         861
  Net borrowings (repayments) of debt and capital lease obligations       6,890       2,981         (81)
                                                                       --------    --------    --------
        Net cash provided by financing activities                         6,511         608      11,549
                                                                       --------    --------    --------

Net increase (decrease) in cash and cash equivalents                      1,517          50      (1,436)
Cash and cash equivalents at beginning of year                              267         217       1,653
                                                                       --------    --------    --------
Cash and cash equivalents at end of year                               $  1,784    $    267    $    217
                                                                       ========    ========    ========
Cash paid during the year for:
  Interest                                                             $  3,046    $  1,384    $    155
                                                                       ========    ========    ========
  Income taxes                                                         $     --    $     75    $    732
                                                                       ========    ========    ========


The accompanying notes are an integral part of these consolidated financial statements.

Notes to Consolidated Financial Statements
December 31, 1995, 1994 and 1993

Note A - Business and Summary of Significant Accounting Policies
General and Basis of Presentation
Allegiant Physician Services, Inc., (the "Company") is a national provider of management services to physicians, hospitals and other healthcare providers. The Company provides anesthesiology services to hospitals through contracted healthcare professionals; provides marketing, staffing, management information systems and other services to physician groups; provides physician placement and recruiting services to nonaffiliated healthcare institutions; and sells an operating room information system. As further discussed in Note B, the accompanying financial statements have been prepared assuming the company will continue as a going concern which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.

The consolidated financial statements include the accounts of the Company and its subsidiaries. The Company's 20% owned investee, AHP Acquisition Company, LLC ("AHP"), is accounted for under the equity method. The Company's 80% owned investee, Quest Staffing Solutions, is consolidated with the accompanying financial statements. All other subsidiaries are wholly owned. Significant intercompany accounts and transactions have been eliminated in consolidation.

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Revenue and Cost Recognition
Anesthesia service contract terms range from one to five years. Many contracts provide for termination without cause by either party on 90 to 180 day notice after specified noncancellable periods. Anesthesia contract revenue and direct costs are recognized on the long-term contract basis of accounting over the period in which the contracts are noncancellable by either party. Such revenue and costs are recognized ratably over the noncancellable contract term as measured by staffing level requirements to perform under the contract during this period. Subsequent to the noncancellable period, revenue is recognized as services are performed, and costs are expensed as incurred. Provisions for estimated contract losses are made in the period such losses become apparent.

Revenue from anesthesia services is recorded net of contractual allowances. Such allowances represent the difference between established rates for services and the amounts allowed for such services by government sponsored healthcare programs and other third- party payors. Government sponsored healthcare programs such as Medicare and Medicaid comprise approximately 20% of the Company's net revenue for 1995, 1994 and 1993.

Revenue from the recruiting and staffing of physicians is recognized when services are performed. Revenue from placement fees is recognized when the physician is accepted by the client.

Revenue from software and related hardware sales is recognized when the software and related hardware are accepted by the customer and all significant obligations have been fulfilled.

Direct costs include contract labor costs related to anesthesiologists, certified registered nurse anesthetists, and other healthcare professionals; bad debts; and other costs, including all costs associated with providing patient care, direct recruiting and placement costs as well as software and hardware costs.

The Company has insignificant amounts of services that are identified as charity care.


Per Share Data
Earnings (loss) per share is based upon the weighted average number of shares and the dilutive effect of common equivalent shares, such as stock options, warrants and convertible preferred stock outstanding. The convertible promissory notes held by Richard L. Jackson, Chairman, Chief Executive Officer and President, and the related interest (see Note J) had an antidilutive effect on earnings per share in 1995 and 1994 and are, therefore, excluded from the computation. In 1995 and 1994, the Company issued an aggregate of 8.7 million shares of unregistered common stock as collateral to secure certain debt obligations (see Note F). When these debt obligations are paid in full, the applicable collateral shares will be returned to the Company. These shares are included in the Company's outstanding common stock balance but are antidilutive and are not included in the calculation of weighted average shares. The loss per share is based upon the weighted average number of shares outstanding, since the effect of stock options is anti-dilutive.

Impact of Recently Issued Accounting Standards
In March 1995, the FASB issued Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," which requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying amount. Statement 121 also addresses the accounting for long-lived assets that are expected to be disposed of. The Company will adopt Statement 121 in the first quarter of 1996 and, based on current circumstances, does not believe the effect of adoption will be material.

Statement of Financial Accounting Standards No. 123, "Accounting for Stock Based Compensation," establishes accounting and reporting standards for stock based employee compensation plans. As permitted by the standard, the Company expects to continue to account for such arrangements under APB Opinion No. 25. Accordingly, adoption of the standard will not affect the Company's results of operations or financial position.

Cash Equivalents
The Company considers all highly liquid investments with original maturities of less than three months from date of purchase to be cash equivalents.

Accounts Receivable
Estimated bad debts are charged to direct costs based on an evaluation of potential uncollectible accounts. The provision considered necessary is based on an analysis of current and past due accounts, collection experience in relation to amounts billed and other relevant information. The allowance for doubtful accounts represents the estimated uncollectible portion of accounts receivable.

Capitalized Software
The Company, through its CINet subsidiary, capitalizes the costs of both purchased and internally developed software to be subsequently marketed as finished products. Such capitalized software will be amortized over the estimated useful lives of the applicable finished products as the products are made available for sale, with annual amortization equal to the greater of (1) the amount that current gross revenues bear to the total of current and anticipated future gross revenues for the product or (2) the straight-line method over the remaining estimated economic life of the product, which generally will be three years. At December 31, 1995, capitalized software totaled $2.2 million, of which $1.8 million was purchased from or developed by third parties, and $346,000 was internally developed. At December 31, 1994, capitalized software totaled $1.2 million, of which $1.0 million was purchased from or developed by third parties, and $193,000 was internally developed. Amortization expense is included in other direct expenses in the accompanying statements of operations and totaled $220,000 for 1995.

Property and equipment
Property and equipment are recorded at cost. Depreciation is computed using the straight-line method over their expected useful lives from two to seven years for furniture and equipment. The costs of assets held under capital leases are amortized using the straight-line method over the shorter of the lease term or the estimated life of the assets. Amortization of capital leases is included in depreciation expense.

Cost in Excess of Net Assets Acquired
The cost in excess of net assets acquired ("goodwill") is being amortized over periods ranging from 5 to 40 years. The carrying value of goodwill will be reviewed if the facts and circumstances suggest that it may be impaired. If this review indicates that goodwill will not be recoverable, as determined based on the undiscounted cash flows of the entity acquired over the remaining amortization period, the Company's carrying value of the goodwill will be reduced by the estimated shortfall of cash flows. Goodwill as of December 31, 1995 and 1994 totaled $241,000 and $8.0 million, respectively, net of accumulated amortization of $366,000 and $852,000, respectively. Substantially all goodwill recorded during 1994 was related to Discontinued Operations (see Notes C and D).

Reclassifications

Certain reclassifications have been made to prior years' amounts to conform to the 1995 presentation.

Note B - Going Concern and Management's Plan
The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern; they do not include adjustments relating to the recoverability of recorded asset amounts and classification of recorded assets and liabilities.

The Company reported a net loss of $19.1 million for the year ended December 31, 1995 and has reported net losses in each of the two preceding fiscal years aggregating an additional $41.7 million. As a result, the Company has an accumulated deficit of $57.7 million and a total stockholders' deficiency of $14.8 million as of December 31, 1995. Additionally, the Company's current assets at December 31, 1995 amounted to approximately $4.3 million and current liabilities were approximately $22.2 million, resulting in a working capital deficiency of approximately $17.9 million and a current ratio of approximately 1:5. The Company had a cash flow deficiency of approximately $5.2 million from its operating activities for the year ended December 31, 1995.

Included in current liabilities are debentures and promissory notes aggregating $2.4 million with respect to which the Company has not complied with certain covenants of the underlying loan agreements. Noncompliance with these covenants permits the lender to accelerate the maturity of the debt upon given proper notice. The lenders, however, have not notified the Company of their intention to accelerate the maturity of the debt, but if they did the Company would prepay the notes. If required to prepay the notes, the Company intends to seek financing from the Company's purchaser of accounts receivable. There can be no assurances that the financing company will provide funds for the Company to prepay the note. Also included in current liabilities at December 31, 1995 is approximately $6.5 million owed to the Company's purchaser of accounts receivable. This amount is in excess of amounts permitted under the related agreement and places the Company in default. However, the financing company has continued to extend additional funding to the Company.

These conditions raise substantial doubt about the Company's ability to continue as a going concern.

The Company plans to reduce its current working capital needs and secure additional financing until the Company is cash flow positive through the sale of the Company's anesthesia contract business which, if completed, will reduce the Company's current liabilities by approximately $12 million and increase its current assets by approximately $4.0 million (described in more detail in the following paragraph) and by obtaining additional financing from its primary financing company, which purchases the Company's healthcare accounts receivable.

In the second quarter of 1996, the Company entered into a transaction to sell, subject to shareholder approval, its anesthesia contract business (the "Agreement") for $16 million in the form of a Promissory Note (the "Note"). The Note will be reduced by certain current liabilities assumed by the purchaser Anesthesia Solutions, Inc. ("ASI") totaling approximately $12 million. The Agreement requires interest (9.0%) only payments for each of the first six months commencing July 1, 1996, and monthly principal payments of $500,000 starting January 1, 1997, increasing to $1,500,000 per month beginning July 1, 1997, and to be made thereafter until the Note is paid in full. The Note is guaranteed by ASI's principal stockholder, which guarantee is secured by 2,750,000 shares of EquiMed, Inc., $.0001 par value, common stock. An additional sale premium up to $9 million will be paid by ASI if the provisions of an earn-out agreement are realized by ASI within twelve months. However, it cannot be assured that the benefits of the earn-out will be realized. In accordance with the Agreement, the Transaction must be approved by the Company's shareholders by October 1, 1996 or be subject to unwinding. There can be no assurances that the sale will be approved by the shareholders and be consummated.

The Company plans to obtain growth and strategically position the Company to take advantage of the growing healthcare industry by: (i) expanding its hospital information systems business by marketing its specialized software system to acute care hospitals, outpatient and ambulatory surgical centers;
(ii) expanding its physician recruiting and staffing business by marketing the Company's ability to determine prospective hiring needs and its ability to provide an array of recruiting and placement services to large physician groups, hospitals and healthcare providers; (iii) developing its locum tenens services by taking advantage of a significant market need for temporary physicians; and (iv) developing its physician practice management services by offering a broad range of management and organizational services to physicians, hospitals, managed care organizations and networks, and other healthcare providers, assisting in efforts to provide quality services to patients, providers and payors.

Although the results of these actions cannot be predicted, the Company believes that the steps are appropriate and will help improve the operating results and cash flows.

Note C - Discontinued Operations
In November 1993, the Company determined that its majority owned subsidiary, National Pain Institute ("NPI"), could no longer continue to provide medical services to patients seeking treatment as a result of disputed work related injuries. The California Workers' Compensation system dramatically delayed the payment for these services to such a significant extent that NPI could not expect timely payment in part or in full within any reasonably calculable time period. The delay in reimbursements created a significant ongoing monthly cash requirement for the Company to finance the related accounts receivable. This delay, as well as the failure of a financing arrangement for the initial sale of and a multi-year facility to sell said receivables, forced the Company to winddown the NPI operations and terminate the services to patients whose reimbursements were subject to the California Litigated Workers' Compensation system insurance carriers, which represented approximately 80% of NPI's patient visits. As a result, the Company restructured its activities and recorded a $20.0 million pretax charge in the fourth quarter of 1993. The major components of the charge were accounts receivable contractual allowance and collection costs, $13.2 million; abandoned facilities, leases and leaseholds, $2.5 million; severance payments, $1.8 million; and other expenses, $2.5 million.

Pain Relief Network ("PRN"), the Company's wholly owned subsidiary, was formed to provide services, through its practice management relationship with its medical providers, to patients from the private insurance sector, including Medicare, and to injured workers who were not subject to the litigated workers' compensation system. Even though PRN was not accepting patients with disputed worker related injuries, PRN decided that to insure good quality medical care and continuity to patients treated by NPI, they must continue to care for those patients with disputed work injuries until such patients were determined by its medical providers to be permanent and stationary ("straddle" patients). These "straddle" patients were seen and discharged by PRN's medical advisors primarily during the first half of 1994. The percentage of patients being treated for work related injuries during 1994 decreased from 65% of all patients treated in the first quarter to 25% in the fourth quarter.

The California Workers' Compensation system continued to undergo changes that caused further delays in payment to medical providers. For example, during 1994 the Workers' Compensation Administrative Director issued a new and lower fee schedule to be used by medical providers treating both litigated and non litigated workers' compensation system patients. Due to confusion regarding whether this fee schedule related to patients treated before its adoption, insurance carriers either reduced the amount of their overall settlement offers, delayed making settlement offers or refused to make offers entirely. This left the medical provider with two options: (1) accept the reduced payment offered by the insurance carrier without objection or (2) reject the payment and wait for the injured worker's case to be settled or decided by the severely overloaded administrative system. Both of these options created additional costs to the medical providers by requiring the use of a staff of collectors to make attempts at negotiating with insurance carriers under the first option, or making appearances before the Administrative Court to represent the interests of the medical providers under the second option. Additionally, the collection percentages were adversely affected, resulting in the need for additional reserves to record the receivables at their net realizable value.

During 1994, the lender under NPI's revolving credit facility, which funds NPI's accounts receivable direct collection costs, completed an evaluation of the underlying NPI accounts receivable collateral portfolio and agreed to continue to fund the costs of the accounts receivable collection efforts from monthly collections. However, during the third quarter of 1994, the lender did not agree to advance additional moneys from these receivable collections to cover any portion of the non-operating cash flow requirements, which substantially reduced cash flow to the Company. In April 1995, the Company and the lender signed a letter of intent for the sale of the portfolio of receivables for $16.0 million in settlement of the underlying debt. Based on conditions that existed at December 31, 1994, which included below expected collections and collection percentages in the fourth quarter, the lawsuit filed against insurance carriers in the fourth quarter (See Note H), the evaluation of receivables by the lender, and the anticipated sale of receivables, the Company established an $8.4 million reserve previously described to record the portfolio at its estimated net realizable value. Effective June 30, 1995, the Company sold the accounts receivable to the lender in satisfaction of the outstanding debt. Under the terms of the agreement, the Company is entitled to any amounts collected by the lender in excess of the outstanding balance, accrued interest and applicable fees. In addition, if collections do not cover the outstanding balance, accrued interest and applicable fees, the Company is obligated to pay the finance company the lesser of the outstanding balance or 85% of any recovery received, net of legal expenses, by the Company pursuant to the pending suit against the workers compensation insurers as discussed in Note H - Commitments and Contingencies.

The Company evaluated this information and the historical trend of payments from the insurance carriers, the length of time in the payment cycle and the cost of collection related to receiving these payments. The Company determined that it was in the best interests of its stockholders to discontinue all operations related to its pain treatment centers. As a result, the Company recorded an $8.4 million write down of the NPI accounts receivable portfolio to its estimated net realizable value, and a provision of $3.6 million to adjust to the estimated net realizable value of the pain treatment operations in 1994.

On December 1, 1995, the Company finalized the sale of the pain treatment operations to Pain Net, Inc., ("Pain Net") a company owned by former members of senior management of the Company's discontinued pain treatment operations. The Company received consideration of $14.8 million which consisted of $2.3 million in cash and $12.5 million in notes receivable.

The assets sold totaled approximately $17.5 million consisting of $8.4 million of accounts receivable and $7.3 million of goodwill. Certain liabilities associated with the pain treatment operations were assumed by Pain Net and totaled approximately $3.6 million. The remaining net assets of the discontinued operations consists of $500,000 of accounts receivable and $1.2 million of liabilities and are included as part of the Company's continuing operations' in 1995.

The Company fully reserved the notes receivable and recorded a loss on the sale of discontinued operations of $12.4 million. Pain Net will repay these notes from future operations. The Company fully expects to collect these notes, however the repayments will be recorded as income when received due to the highly leveraged structure Pain Net.

The notes received as consideration in the divestiture are comprised of a $6.5 million senior note, a $5.9 million senior subordinated note, and an $89,000 short-term note. Interest accrues at 12% per annum for each of the three notes.

Interest accrues and is payable monthly beginning April 1, 1996 on the senior note ($6.5 million). All unpaid principal and interest is payable in full on the earlier of December 1, 2000 or the effective date of an initial public offering of Pain Net.

Interest on the senior subordinated note ($5.9 million) is payable in monthly installments beginning on December 1, 1996. The principal and any accrued but unpaid interest is payable in full on the earlier of December 1, 2000 or the effective date of an initial public offering of Pain Net.

The following results of operations and financial position are attributable to discontinued operations (000's omitted):


                                                                  1995       1994       1993
                                                                 -------    -------    ------
Results of operations:
Net revenue                                                      $ 12,251   $ 13,049   $ 23,822
Income (loss) from discontinued operations, net of taxes            1,790    (11,571)   (24,117)
Loss from the sale of discontinued operations                     (12,401)        --         --

Financial position:
Accounts receivable, net                                         $     --   $ 20,836   $ 29,951
Costs in excess of net assets acquired, net                            --      7,611      7,968
Property and other assets                                              --      2,410     10,459
Total liabilities                                                      --    (23,765)   (37,336)
                                                                 --------   --------   --------
Net assets of discontinued operations                            $     --   $  7,092   $ 11,042
                                                                 --------   --------   --------

The income tax provision allocated to the loss from discontinued operations was $0, $0 and $3.8 million at December 31, 1995, 1994 and 1993, respectively.

In 1995, 1994 and 1993, interest expense of $0, $783,000 and $89,000, respectively, was allocated to discontinued operations to approximate the amount of interest expense that would be reduced as a result of the sale of the pain treatment operations.

During the third quarter of 1994, the Company recognized an extraordinary gain of $390,000, net of transaction costs, as a result of the early extinguishment of $2.1 million of installment notes payable to one lender at a discount. This gain is included in the loss from discontinued operations.

In the third quarter of 1994, the Company settled a lawsuit related to the operations of NPI, requiring the issuance of 90,000 shares of the Company's unregistered common stock, with put options valued at $150,000 exercisable by the holder. On November 1, 1995, the Company issued an additional 25,000 shares of the Company's unregistered common stock, with put options valued at $41,750, to compensate for the Company's failure to register the shares by the date specified in the agreement. The costs of this settlement were charged to the Company's 1993 reserve for the termination of services to a significant payor category. The shares have been classified as redeemable common stock and are not included in the Stockholders' Investment (Deficit) but are included in the weighted average shares outstanding calculation.

Note D - Acquisitions
In May 1995, the Company entered into a joint venture with Primary Concepts of Fort Worth ("PCC") to form AHP Acquisition Company, L.L.C. ("AHP"), a corporation 80% owned by PCC and 20% owned by the Company. Pursuant to a Stock Purchase Agreement dated May 24, 1995, AHP purchased an established preferred provider organization for $341,000, the net book value of the organization, from funds advanced to AHP by the Company pursuant to a promissory note receivable agreement. Under the terms of the note agreement, the Company may be required to advance up to $1.0 million to AHP, with the aggregate of all loans outstanding to be repaid by April 1998. Interest accrues monthly on the unpaid balance at a rate of prime plus 1%. As of December 31, 1995, the Company had advanced AHP $823,000 for working capital needs under the loan agreement. The Company will serve as the management services organization for the new healthcare delivery system by providing services such as marketing, staffing, management, billing and collections and information systems. PCC will provide the management of clinical care, and AHP will manage and expand the care provider network.

The Company acquired during February 1994, substantially all of the assets of an outpatient surgery and pain treatment center located in Las Vegas, Nevada. The acquisition, valued at $500,000 plus acquisition costs, was accounted for as a purchase; there were no costs in excess of net assets acquired at the date of acquisition. During October 1994, the Company terminated its agreement related to this acquisition. There was no gain or loss associated with this disposition.

On July 31, 1993, the Company acquired the business and certain assets of both Texas Pain Institute ("TPI"), a Dallas medical center that provides outpatient pain management and anesthesia services, and Daniel Shalev, M.D., P.A., a pain management professional association that services TPI, for approximately $3.5 million (of which $1.0 million was a note payable), including guaranteed earn-out payments and acquisition costs. The acquisition was accounted for as a purchase. The costs in excess of the net assets acquired of $3.3 million is being amortized on the straight-line basis over 40 years. Effective December 1, 1995, the Company sold its pain treatment operations (see Note C - Discontinued Operations).

Note E - Property and Equipment
The major classes of property and equipment are as follows (000 omitted):

                                                 1995     1994
                                                -----    ------
Furniture, fixtures and leasehold improvements  $  825   $1,194
Computer equipment                               2,561    2,299
                                                ------   ------
                                                 3,386    3,493
Less accumulated depreciation                    1,640    1,401
                                                ------   ------
Net property and equipment                      $1,746   $2,092
                                                ======   ======

Depreciation expense totaled $621,000, $508,000 and $499,000 in 1995, 1994 and 1993, respectively.

Note F - Short-Term Borrowings and Long-Term Debt
Continuing Operations
In February and March 1994, the Company entered accounts receivable funding agreements with a private healthcare accounts receivable finance company. Under these agreements, the finance company purchases with recourse and the

Company sells, on a weekly basis, the Company's eligible healthcare accounts receivable, net of contractual adjustments, collection reserves and subsequent collections. In June 1995, the Company entered into a separate agreement with this finance company with the same terms as previously noted. No gain or loss is recognized on these transactions. The Company paid a 1.5% commitment fee and pays interest at 9.5% per annum on the net outstanding purchased accounts receivable balance until such accounts receivable are collected. The outstanding balances of uncollected purchased accounts receivable under both agreements totaled approximately $21.4 million and $12.6 million, net of amounts the finance company withheld from the Company as reserves of approximately $5.1 million and $2.5 million, at December 31, 1995 and 1994, respectively. As of December 31, 1995, the finance company has advanced to the Company an additional $6.5 million. This additional funding represents funding in excess of the contractual requirements of the accounts receivable funding agreements and is secured by approximately 2.8 million of the Company's unregistered stock. This additional funding places the Company in default of the contractual requirements of the accounts receivable funding agreements. This amount has been classified as short-term debt at December 31, 1995. In 1995 and 1994, the financing company funded the Company $52.1 million and $52.0 million, respectively.

In March 1994, the Company entered into a line of credit agreement with a bank which provides up to the lesser of $2.0 million or a specified percentage of certain eligible receivables. In September 1994, the Company renewed this agreement, and in October 1994, the Company's software subsidiary, CINet, entered into a separate line of credit facility with the same bank which provides up to the lesser of $1.0 million and a specified percentage of eligible software sale receivables. Total outstanding borrowings under both facilities cannot exceed $2.5 million and matured in August 1995. Interest on outstanding borrowings accrues at the bank's prime rate plus 3%. The agreements require compliance with certain financial and nonfinancial covenants. Outstanding borrowings totaled approximately $0 and $2.2 million at December 31, 1995 and 1994, respectively. In March 1994, and in conjunction with establishing the original $2.0 million line of credit, the Company issued to the bank warrants to purchase 25,000 shares of the Company's unregistered common stock at $2.00 per share. The warrants expire in April 1999. The Company has reserved 25,000 shares of common stock for future issuance pursuant to these warrants.



Long-term debt at December 31, 1995 and 1994 consisted of the following (000 omitted):

                                                                          1995           1994
                                                                        -------        -------
Secured promissory notes, secured by shares of the Company's unregistered common stock, interest at prime plus 2%, 10.5%
  at December 31, 1995, net of fees of $246,000, maturing in
  1997 and 1998                                                         $ 1,537        $  867
Secured promissory note, secured by shares of the Company's
  unregistered common stock, interest at 7%, maturing in 1996               500           500
Convertible debentures, interest at 8%, payable on demand                   600            --
Convertible debentures, interest at 8%, maturing in 1997                    300            --
Secured installment note matured in 1995                                     --         1,141
Related party indebtedness (see note J)                                   1,500            --
Other                                                                       876           150
                                                                        -------        ------
                                                                          5,313         2,658
  Less current portion                                                   (3,813)       (1,759)
                                                                        -------        ------
Total long-term debt from continuing operations                         $ 1,500        $  899
                                                                        =======        ======

Future maturities of long-term debt at December 31, 1995 are summarized as follows (000 omitted):

         1996                  3,813
         1997                  1,500
         1998                     --
         1999 and thereafter      --
                              ------
                              $5,313
                              ======

In the third and fourth quarter of 1995, the Company borrowed $750,000, less discount fees of $60,000, in various convertible debentures from foreign corporations. The loans accrue interest at 8% per annum and are convertible into shares of the Company's common stock. The conversion price is based upon 75% of the last five days average closing bid price. The debentures have been classified as short-term as of December 31, 1995. At December 31, 1995, $150,000 of the debentures had converted into 197,903 shares of common stock. In January 1996, the remaining $600,000 convertible debentures converted into 1,103,548 shares of common stock. As of December 31, 1995, the Company was in default of certain covenants relating to these debentures.

Also during 1995, the Company borrowed $600,000, less discount fees of $83,000, in various convertible debentures from foreign corporations. The loans accrue interest at 8% per annum and are convertible into shares of the Company's common stock. The conversion price was based on the lesser of (a) the closing market price on the date of closing, or (b) 80% of the market price of the Company's common stock on the date of conversion. At December 31, 1995, $300,000 of debentures had converted into 345,029 shares of common stock. The remaining $300,000 convertible debentures matures in December of 1997. As of December 31, 1995, the Company was in default of a certain loan covenant relating to these debentures. These debentures have been classified as short-term by the Company as of December 31, 1995. The Company prepaid the $300,000 convertible debenture in the first quarter of 1996.

In September 1994, the Company signed a three-year promissory note agreement with a financial broker to provide up to $2.0 million for working capital purposes, as lenders' funds are available. No principal payments are required for three years, but the Company may prepay the notes at any time at a premium up to 15%. As of December 31, 1995, outstanding borrowings totaled $1.5 million, net of additional fees of $246,000. Interest is payable monthly at the prime rate plus 2%. The promissory notes are secured by 5.9 million shares of the Company's unregistered common stock, of which 851,000 shares were issued in 1994, 3.8 million shares were issued in 1995, and 1.2 million shares issued in the first quarter of 1996. The Company is required to provide the lender with 300% market value to loan balance coverage as determined at each month-end. Events of default, which require cure by prepayment or otherwise within two business days after notice of default, include, among other things, the untimely payment of monthly interest and a drop in the Company's stock price below $0.62 per share. At December 31, 1995, the Company was in default because the Company's common stock has been trading below $0.62 per share. The Company has not been officially notified of this default which is required by the note agreements. The Company has classified the notes as short-term borrowings.

In September 1994, the Company entered into a separate $1.2 million, 18% per annum loan agreement, secured by certain accounts receivable due in January 1995, with the private healthcare receivables finance company mentioned above. The proceeds from this loan and other funds were used to prepay at a $390,000 discount, net of transaction costs, installment notes payable of $2.1 million to one lender (see Note C). In March 1995, the amount due under this agreement was consolidated with the balance outstanding under the original accounts receivable funding agreement as described above.

In April 1994, the Company borrowed $500,000 from one of its insurance carriers to fund a portion of the legal settlement discussed in Note H. The loan, plus interest at 6%, was payable in April 1995 and is collateralized by 350,000 shares of the Company's unregistered common stock. The Company and lender restructured the agreement in April 1995, which as revised provides for a maturity of April 1996 and interest of 7%.

The weighted average interest rate on the Company's short-term borrowings, including long term debt reclassified to shout term, for the year ended December 31, 1995, was 12.75%.

See Note J for related party indebtedness.

Note G - Fair Value of Financial Instruments
The following methods and assumptions were used by the Company in estimating its fair value disclosures for financial instruments:

Cash and cash equivalents: The carrying amount reported in the balance sheet for cash and cash equivalents approximates its fair value.

Accounts receivable and accounts payable: The carrying amounts reported in the balance sheet for accounts receivable and accounts payable approximates their fair value.

Long-term notes receivable: The fair value of the Company's long-term notes receivable is estimated using discounted cash flow analysis, based on estimated interest rates for similar types of instruments.

Long- and short-term debt: The carrying amounts of the Company's borrowings under its short-term revolving credit arrangements approximated their fair value. The fair value of the Company's long-term debt are estimated using discounted cash flow analyses, based on the Company's current incremental borrowing rates for similar types of borrowing arrangements.

The carrying amounts and fair values of the Company's financial instruments at December 31 are as follows:

                                                   1995                                 1994
                                       ------------------------------         -------------------------
                                       Carrying              Fair             Carrying          Fair
                                        Amount               Value             Amount           Value
                                       ----------------------------------------------------------------
                                                             (In Thousands)
Cash and cash equivalents              $  1,784              $  1,784         $   267           $   267
Accounts receivable                       1,468                 1,468           6,536             6,536
Long-term notes receivable                  823                   823              --                --
Accounts payable                         (4,757)               (4,757)         (3,511)           (3,511)
Short-term debt                         (10,403)              (10,403)         (5,777)           (5,777)
Long-term debt                           (1,500)               (1,500)           (899)             (899)

Note H - Commitments and Contingencies
The Company leases office and clinic space, furniture, and medical equipment under capital and operating leases. Rental payments on operating leases are being expensed on a straight-line basis over the lives of the leases. Rental expense under all operating leases (excluding non recurring and discontinued items, and net of subleased amounts), was $697,000, $537,000, and $717,000 during 1995, 1994 and 1993, respectively.

Property and equipment include the following amounts for items under capital leases (000 omitted):

                                     December 31,
                                     -------------
                                     1995     1994
                                     -----   -----
  Property and equipment             $ 367   $ 407
  Less accumulated depreciation       (113)   (154)
                                     -----   -----
                                     $ 254   $ 253
                                     =====   =====

Future minimum lease payments under the capital leases and noncancellable operating leases consisted of the following at December 31, 1995 (000 omitted):

                                                           Capital    Operating
                                                           Leases       Leases
                                                           -------     --------
       1996                                                 $ 215      $  480
       1997                                                   111         429
       1998                                                    30         462
       1999                                                    20         436
       2000                                                     0          55
                                                            -----      ------
Total minimum lease payments                                  376      $1,862
                                                                       ======
Less amount representing interest                             (72)
                                                            -----
Present value of minimum
 lease payments, (including $167 classified as current)     $ 304
                                                            =====

In April and May 1995, the Company issued an aggregate of 500,000 shares of common stock to two corporations affiliated with a California physician in return for promissory notes from these corporations aggregating $1 million. The notes were due on April 30 and June 30, 1995 and were guaranteed by the physician. In June 1995, the Company received information that the physician had pledged the 500,000 shares to a broker/dealer to secure financing and that the broker/dealer asserted title to the shares pursuant to the pledge. The Company instructed its transfer agent not to permit a transfer of the shares. The $1 million in promissory notes guaranteed by the physician have not been paid and on August 28, 1995 the Company filed a civil action against the physician and his related corporations for default under the note agreements and related guaranties. The physician, on December 22, 1995, filed a cross-complaint against the Company for, among other things, fraud and breach of contract. On April 9, 1996, the broker/dealer filed legal action against the physician and his related corporations for fraud and securities fraud, and against the Company for certain violations of the related state's Uniform Commercial Code. There is no assurance, however, that the Company will be able to collect the notes in whole or in part. Certain facts and events, in the near term, could change the Company's current valuation that the stock subscription receivable is collectible.

In April 1995, Texas NPI, P.A. ("Texas NPI"), an affiliate of the Company, filed a civil action against a physician of the practice seeking damages for breach of contract, breach of fiduciary duty and fraud. The action was filed in State Court in Dallas, Texas. In May 1995, the physician filed a counterclaim against Texas NPI, the Company, another affiliate of the Company and two executive officers of the Company. The counter claim seeks damages in excess of $650,000. Any liability resulting from this litigation was assumed by Pain Net, Inc. as part of the sale of the pain treatment operations. In the first quarter of 1996, the Company and Pain Net, Inc. settled the lawsuit for $300,000. In order to fund the settlement, Pain Net, Inc. issued a promissory note to the Company for $300,000 and the Company funded the settlement.

During the fourth quarter of 1994, the Company filed in the Superior Court of the State of California, County of Los Angeles, an action against certain workers' compensation insurers and administrators seeking $123.0 million in compensatory damages claiming abuse of process, intentional interference with contractual and prospective economic relations, negligent interference with contractual and prospective economic relations and unfair business practices, which led to NPI's termination of pain management services to new patients covered by the slow-paying California litigated workers' compensation system insurance carriers. Certain of the defendants in the Lawsuit have filed cross complaints seeking restitution from Allegiant, its healthcare subsidiaries and their associated medical groups for funds previously paid to the medical groups and other damages. Although there can be no assurances, based upon the facts and circumstances known to date, in the opinion of management, final resolution of this matter will not have a material adverse effect on the Company's financial condition or results of operations.

The Company contracts with physicians and other healthcare professionals to fulfill certain of its contractual obligations to clients. Consistent with the long-standing recognized practice of a significant segment of the healthcare industry, the Company considers these professionals to be independent contractors for income tax purposes. In the event of a proposed change in this classification through regulatory challenge, management, based on the advice of counsel, believes that certain "safe harbor" relief is available. In the event of a determination that the healthcare professionals under contract to the Company are employees, the Company may be subject to retroactive taxes and penalties.

The Company is subject to claims and legal actions by patients and others in the ordinary course of business. The Company maintains professional liability insurance which is limited to patient claims reported during the policy period. A liability is recorded for estimated losses related to unreported patient claims, which is included in other current liabilities in the accompanying consolidated balance sheets. In the opinion of management, such liability is sufficient to cover any such unreported patient claims, and the amount of potential liability with respect to other legal actions will not affect the financial position or results of operations of the Company.

In December 1994, Hermes Systems S.A. commenced an arbitration proceeding against the Company in the Belgian Centre for the Study and Practice of National and International Arbitration. Hermes sought to recover $1,802,380, plus interest, for computer software and related hardware allegedly purchased or allegedly required to be purchased by the Company pursuant to a distribution agreement between the Company and Hermes. The Company interposed defenses to the claims asserted by Hermes and, in turn, alleged that Hermes has breached the agreement. In the first quarter of 1996, Hermes was awarded damages against the Company and as a result the Company recorded a $490,000 charge in the fourth quarter of 1995. The Company plans to appeal the award in Georgia, but there is no assurance that the Company will obtain any relief from the appeal.

Due to the failure to secure accounts receivable financing (See Note C), in the fourth quarter of 1993, the Company restructured its anesthesia and other business activities. The restructuring activities focused on shifting marketing focus toward physician services, away from, but not abandoning, contract management and becoming the low cost producer serving the redefined market by eliminating or reducing certain corporate overhead functions and the planned use of more effective information technology. Certain other nonproductive start-up business activities were ceased. These restructuring activities resulted in a $4.0 million non recurring pretax charge to the Company's fourth quarter 1993 operating results. The major components of the charge were: leases and leaseholds, $1.3 million; severance payments, $1.0 million; terminated contracts, $1.0 million; and other, $665,000. At the end of 1995 the above accruals had been fully depleted.

In August 1993, a purported class action suit was filed in the US District Court for the Central District of California against the Company, certain directors, officers and others. The plaintiff alleged various violations of Federal Securities Laws and sought unspecified damages. The Company and plaintiff submitted to mediation in November 1993. For 1993, as a result of mediation, the Company recorded an expense of $2 million, net of insurance proceeds. In 1994 the Company funded its portion of the preliminary settlement into escrow, as required by the preliminary settlement agreement. The Company borrowed $500,000 of the funds put in escrow for the settlement of the case from one of the Company's insurance carriers (see Note F). During September 1994 the Company finalized the settlement.

Note I - Income Taxes
Deferred income taxes represent the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax reporting purposes. Significant components of the Company's net deferred tax assets and liabilities as of December 31, 1995 and 1994, are a result of temporary differences related to the items described as follows (000 omitted):

                                                             1995        1994
                                                           --------    --------
Deferred tax liabilities:
  Termination of cash basis accounting                     $      -    $ (3,194)
  Property and equipment                                       (644)       (573)
  Sale of receivables                                            --      (1,170)
                                                           --------    --------
                                                               (644)     (4,937)
                                                           --------    --------
Deferred tax assets:
  Net operating loss carryforwards                            9,150       9,955
  Collection reserves for NPI's accounts receivable           6,144       6,144
  Reserve for discontinued operations                         4,128       5,070
  Allowance for doubtful accounts                               896       1,293
  Deposits and contract accounting                             (200)        152
  Liability accruals                                            634         871
  Reserve for Pain Net, Inc. notes                            4,836          --
  Other                                                          73          28
                                                           --------    --------
                                                             25,661      23,513
                                                           --------    --------
Net deferred tax asset before valuation allowance            25,017      18,576
Valuation allowance                                         (25,017)    (16,950)
                                                           --------    --------
Net deferred tax asset                                     $     --    $  1,626
                                                           ========    ========

Based on uncertainties associated with the future realization of the deferred tax asset, in 1995 and 1994, the Company established a valuation allowance of $25.0 million and $16.9 million, respectively, reducing its net deferred tax asset balance to $0 million and $1.6 million, respectively. In 1995, a valuation allowance was established for the entire balance of the deferred tax asset because of the uncertainty that future tax obligations will be generated from planned earnings after 1995. The $1.6 million net deferred tax asset as of December 31, 1994, represented the availability of income tax carrybacks to prior years and expected future tax obligations. In 1995, the Company recognized a tax benefit from state income tax refunds related to prior years, for which a valuation allowance had been established.

The components of income tax expense (benefit) from continuing operations are as follows (000 omitted):

                                                Year Ended December 31,
                                              ---------------------------
                                                1995     1994      1993
                                                ----     ----      ----
Current income tax expense (benefit)          $   (78)   $  50    $  (127)
Deferred income tax expense (benefit)          (2,796)     209     (3,630)
                                              -------    -----    -------
Income tax expense (benefit) before
  valuation allowance                          (2,874)     259     (3,757)
Valuation allowance increase (decrease)         3,716     (754)     1,174
                                              -------    -----     ------
Total income tax expense (benefit)            $   842    $(495)   $(2,583)
                                              =======    =====    =======

A reconciliation of the components of income tax expense (benefit) for continuing operations computed at the statutory federal income tax rate with the Company's effective income tax rate is as follows (000 omitted):

                                                Year Ended December 31,
                                               -------------------------
                                                1995      1994     1993
                                                ----      ----     ----
Federal statutory rate                         $(2,610)  $ 214   $(3,302)
State income taxes, net of federal benefit        (313)     80      (486)
Increase (decrease) in valuation allowance       3,716    (754)    1,174
Other                                              (49)    (35)       31
                                               -------   -----   -------
Total income tax expense (benefit)             $   842   $(495)  $(2,583)
                                               =======   =====   =======

At December 31, 1995, the Company had estimated consolidated net operating loss carryforwards of $25.5 million (including NPI's pre-acquisition net operating loss carryforwards of $23.5 million), which expire in years beginning in 2006 through 2009. Due to income tax limitations on the utilization of pre-acquisition net operating loss carryforwards, these carryforwards can be utilized only by NPI to offset NPI's future taxable income. Upon becoming a member of the Company's controlled group on December 31, 1992, NPI was required to change from the cash to accrual method of accounting for tax reporting purposes. Beginning January 1, 1993, NPI's aggregate cash to accrual difference of approximately $27.9 million was recognized over a three-year period.


Note J - Related Party Transactions
In December 1993, the Company borrowed $1.1 million from Richard L. Jackson, Chairman, Chief Executive Officer, President and a significant stockholder, under a thirty-day promissory note bearing interest at prime plus 0.5% (6.5% at December 31, 1993), the same interest rate as the Company's line of credit from a bank. During the first quarter of 1994, the Company borrowed an additional $1.5 million from Mr. Jackson under the same terms and conditions. In May 1994, with shareholders' approval, these short-term loans were converted to $1.5 million convertible promissory notes maturing in 1995 with interest at 10% and 400,000 shares of the Company's unregistered common stock valued at $2.50 per share. The convertible promissory notes of $500,000 and $1.0 million were convertible to common stock at per share prices of $3.00 and $3.25, respectively, at Mr. Jackson's option during March and September 1995, respectively.

In August 1995, the Company's Board of Directors approved the restructure of the two convertible promissory note agreements to Richard L. Jackson, Chairman, Chief Executive Officer, President and a significant shareholder. Under the terms of the new agreement, the two notes were combined into one note for $1.5 million, with an interest rate of prime plus 3%, 11.5% at December 31, 1995. The loan will be paid in six equal monthly installments of $250,000 beginning on September 1, 1997.

In 1991, the Company guaranteed a sublease for office space of Premier HealthCare, Inc., a company in which Richard L. Jackson had an ownership interest at the time of the guarantee. The Company paid rent totaling approximately $20,000 and $56,000 in 1995 and 1994, respectively, related to its guarantee. Also, effective February 1993, the Company entered into an arms-length one year corporate finance consulting agreement with an entity controlled by a former Company Director and stockholder in Premier HealthCare, Inc. Under the terms of the agreement, the Company paid transaction and financing fees totaling $248,000 in 1993 until the agreement was canceled in late 1993 in exchange for the Company agreeing to make the guaranteed sublease payments referred to above.

The following related party transactions occurred (000 omitted):

                                                          For the Year Ended December 31,
                                                          -------------------------------
                                                            1995       1994       1993
                                                            ----       ----       ----
Interest expense on promissory notes payable
  to Richard L. Jackson                                    $ 166       $ 162      $ 4
Guaranteed sublease costs paid for an affiliated entity       20          56       --
Transaction and financing fees to affiliated entity           --          --      248

Note K - Stock Options and Warrants
In prior years, the Company established various incentive, non- qualified and individualized stock option plans to help attract and retain key employees, officers, directors, anesthesiologists and certified registered nurse anesthetists. During 1994, the stockholders approved the Omnibus Stock Incentive Plan for key employees, officers and others and The Non-Employee Director Stock Option Plan, which provide for the granting of options to purchase up to 1,000,000 and 100,000 shares of the Company's common stock, respectively. The exercise price of the options under all option plans is generally the fair market value of the Company's common stock on the date of grant. The options granted under all plans may be exercised during periods ranging up to ten years from the date of grant.

During 1995, options that were granted to certain employees were repriced to the current market price of the Company's common stock. Options are intended to serve as reward for joining and continuing with the Company and to encourage the holder to make significant contributions to the success of the Company. During 1995, the Company canceled 578,000 options exercisable at prices ranging from $1.61 to $3.37 and issued 578,000 new options exercisable at $1.31 per share.

The number of options exercisable at December 31, 1995, was 416,000 at prices ranging from $3.75 to $0.88 per share. Transactions involving the Company's stock options during 1993, 1994 and 1995 were as follows (000 omitted except for price per share):

                                              Option  Option Price
                                              Shares   Per Share
                                             -------  ------------
  Outstanding at January 1, 1993                662    .66-13.75
   Granted                                      443   3.75-14.00
   Exercised                                   (112)   .66- 1.61
   Forfeited                                   (306)  1.61-14.00
                                             ------
  Outstanding at December 31, 1993              687    .66-12.25
   Granted                                      998   1.88- 3.63
   Exercised                                   (165)   .66- 2.75
   Forfeited                                   (574)  1.61-12.25
                                             ------
  Outstanding at December 31, 1994              946   1.61- 3.75
   Granted                                    1,311    .88- 2.06
   Exercised                                     (1)  1.61
   Forfeited                                 (1,095)  1.31- 3.75
                                             ------
  Outstanding at December 31, 1995            1,161    .88- 2.85
                                             ------

As of December 31, 1995, an aggregate of 294,000 shares of common stock are reserved for exercise of future option grants under all plans, 1,161,262 reserved for exercise of current option grants outstanding and 25,000 for exercise of warrants.

Note L - Employee Benefit Plan
The Company has a 401(k) retirement savings plan (the "Plan") covering substantially all of its employees who meet the eligibility requirements of six months of service and at least 21 years of age. Employees may contribute up to the lesser of 20% of their annual salary or the annual statutory limit ($9,240 in 1995) to the Plan. The Company currently matches 25% of the employees' contribution up to 4% of an employees' annual salary. The Company made contributions to the Plan of approximately $19,000, $22,000, and $32,000 in 1995, 1994 and 1993, respectively.

Note M - Common Stock
At various times during 1994 and 1995, the Company issued 8.7 million shares of common stock as collateral for certain debt obligations. When these debt obligations are paid in full the shares will be returned to the Company. These shares are not included in the weighted average shares outstanding but are included in the Consolidated Statement of Stockholders' Investment (Deficit).

During 1994 and 1995 the Company issued a total of 315,000 shares of redeemable common stock, $.001 par value. Of these 90,000 shares were issued in 1994, 45,000 shares were redeemed for $75,000 in 1995 and an additional 45,000 shares were redeemed in the 1st quarter of 1996. In 1995, 225,000 shares were issued and are redeemable for $317,750. These shares are not included in the Consolidated Statements of Stockholders' Investment (Deficit) but are included in the weighted average shares outstanding calculation.

Note N - Significant Fourth Quarter Adjustments
The Company recorded approximately $15.6 million in significant adjustments during the fourth quarter of 1995 primarily relating to its discontinued operations and patient and hospital accounts receivable. The Company recorded a charge of approximately $12.4 to fully reserve the notes received in conjunction with the sale of the its discontinued pain treatment operations during the fourth quarter due to the highly leveraged nature of the acquiring company (see Note F). In addition the Company increased its reserves related to patient and hospital receivables by $2.7 million.

The Company reclassified approximately $1.5 million of interest expense from discontinued operations to continuing operations in the fourth quarter of 1995. The interest was previously allocated to the Company's discontinued operations based upon the amount of debt estimated by the Company to be assumed by Pain Net in the sale of the pain treatment operations.

In the fourth quarter of 1994 the Company recorded $1.0 million additional provision for bad debts. A less than anticipated percentage of collections was realized during the fourth quarter of 1994 causing the need for an additional provision which was determined through the analysis of doubtful accounts. Also during the fourth quarter of 1994, discontinued operations includes a $3.6 million loss to adjust to the estimated net realizable value of the pain treatment operations and a $8.4 million writedown of accounts receivable.

In the fourth quarter of 1993 the Company recorded non recurring items of $6.0 million, a $665,000 provision for bad debts related to accounts receivable from hospitals, a $310,000 accrual for anticipated future losses on certain contracts and a $266,000 write-off for abandoned acquisitions and new businesses. Also during the fourth quarter of 1993, discontinued operations included a $20.0 million charge for the termination of services to a significant payor category.

Note O - Subsequent Event
Effective June 1, 1996, and subject to the rescission rights described below, Allegiant Physician Services, Inc. (the "Company") transferred substantially all of its assets relating to its anesthesia operations (the "Transaction") to Anesthesia Solutions, Inc. ("ASI"). The Transaction will be rescinded if the requisite shareholder approval of the Transaction is not received by October 1, 1996. The assets to be sold in the Transaction include all of the Company's anesthesia contracts, physician and nurse contracts, office furniture and computer equipment used in the contract anesthesia business. The anesthesia contract business accounted for approximately 95% of the Company's revenue in 1995, 1994 and 1993. The assets to be sold primarily consists of contracts and are recorded in the Company's financial statements at nominal amounts as of December 31, 1995.

The consideration received in the Transaction was a Promissory Note, dated June 1, 1996, (the "Note") by ASI in favor of the Company, in original principal amount of $16.0 million, with interest equal to 9% per year. The Note will be reduced by certain liabilities assumed by ASI totaling approximately $12 million. The Agreement requires interest only payments on the Note to be made for the first six months commencing July 1, 1996, and monthly principal payments of $500,000 starting January 1, 1997, increasing to $1,500,000 on July 1, 1997, until the Note is paid in full. The Note is secured by 2,750,000 shares of EquiMed, Inc., $.0001 par value, common stock. An additional sale premium up to $9 million will be paid by ASI if the provisions of an earn-out agreement are realized by ASI within twelve months. It cannot be assured that the benefits of the earn-out agreement will be met.

In accordance with the Agreement, the Transaction must be approved by the Company's shareholders by October 1, 1996. In the event that the Transaction is not approved by the shareholders the Transaction will be rescinded and the Company will pay ASI, or ASI will pay the Company, as the case may be, an amount necessary to place the respective parties in their financial positions at May 31, 1996, as if the Agreement had not been consummated on June 1, 1996.

ITEM 9:  DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

On January 17, 1996 Allegiant Physician Services, Inc. (the "Company"), dismissed Arthur Andersen LLP as its independent accountants.

The reports of Arthur Andersen LLP on the consolidated financial statements of the Company for the two fiscal years ended December 31, 1994 and 1993, contained no adverse opinion or disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope or accounting principles.

The decision to change accountants was approved by the Board of Directors of the Company by unanimous written consent dated January 17, 1996.

In connection with its audits for the fiscal years ended December 31, 1994 and 1993, and through January 17, 1996, there have been no disagreements with Arthur Andersen LLP on any matter of accounting principles or practices, financial statement disclosures, or auditing scope or procedure, which disagreements if not resolved to the satisfaction of Arthur Andersen LLP would have caused them to make reference thereto in their report on the financial statements for such years.

During the two fiscal years ended December 31, 1994 and 1993, through present, there have been no reportable events (as defined in Item 304(a)(1)(v) of Regulation S-K) with Arthur Andersen LLP.

The Company engaged Ernst & Young LLP as its new independent accountants as of January 17, 1996. During the two fiscal years ended December 31, 1994 and 1993, and through January 17, 1996, the Company has not consulted with Ernst & Young LLP on items which (1) concerned the application of accounting principles to a specified transaction or the type of audit opinion which might be rendered on the Registrant's financial statements or (2) concerned the subject matter of a disagreement or reportable event with former independent accountants, (as described in Regulation S-K Item 304(a)(1)(v)).

                                   PART III

ITEM 10: DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The following table sets forth the names, ages and positions of the executive officers and directors of the Company:


    Name                                 Age    Position With the Company
- ----------------------                   ---    -------------------------------------
Richard L. Jackson (1)                    41    Chairman of the Board, Chief Executive Officer
Terrence L. Bauer                         40    President, Chief Operating Officer
Timothy L. Powers                         45    Executive Vice President, Chief Financial Officer and
                                                  Treasurer
Bruce A. Jacobs                           52    Executive Vice President, Managed Care
Terrence P. Schuck                        50    Executive Vice President, Chief Information Officer
W. Daniel Barker (2)                      69    Director
Paul S. Ellison (3)                       63    Director
William H. Franklin, Jr., Ph.D. (1) (2)   58    Director
Kenneth J. O'Donnell                      52    Director
Harrison L. Rogers, Jr. MD                71    Director

- ---------
(1) Member of the Executive Committee
(2) Member of the Audit Committee
(3) Member of the Compensation and Stock Option Administration Committee

Richard L. Jackson founded the Company in September 1987 and served as President of the Company until September 1991 when he became Chairman of the Board. Mr. Jackson became Chief Executive Officer in November 1993 and resumed his position as President in January 1994 as part of the Company's restructuring effort. In December 1995, Mr. Jackson relinquished his position as President to Terrence L. Bauer. Prior to forming the Company, Mr. Jackson was a founder, President and Chief Executive officer of Jackson & Coker, one of the largest physician recruiting firms in the United States. Mr. Jackson is also a director of I.Q. Software, Inc. and the founder of several other healthcare service companies, including Millennium HealthCare, Inc. of which he is a director and minority shareholder.

Terrence L. Bauer joined the Company in December 1995 as President and Chief Operating Officer. He has over 16 years of experience in operations, marketing, and sales. Prior to joining the Company, Mr. Bauer served as Chief Executive Officer at ATC HealthCare Services, a provider of temporary and contractual healthcare staffing services. Also, he has served in senior management positions at Critical Care America, IVAC Corporation, and McGaw Laboratories.

Timothy L. Powers joined the Company in February 1995 as Controller and was appointed to the position of Vice President-Controller, Chief Accounting Officer and Assistant Treasurer by the Company's Board of Directors. He was promoted to the position of Vice President, Chief Financial Officer and Treasurer in March 1995. Prior to joining the Company, Mr. Powers served as controller and in other financial management positions at Freshens Premium Yogurt, Burger King Corporation, HBO & Company and Wheelabrator-Frye Corporation.

Bruce Jacobs joined the Company as Executive Vice President responsible for its newly-formed Allegiant Managed Care Division effective January 1, 1995. Prior to joining the Company, Mr. Jacobs was a principal of The Jacobs Group within SunHealth Alliance in Atlanta, Georgia. From May 1989 to May 1993, Mr. Jacobs was the Vice President of Plan Management of Mercy Alternative in Detroit, Michigan where he developed physician-hospital organizations as well as a state-wide managed care organization consisting of 22 hospitals and 650 physicians. From June 1987 to April 1989, he served as a Regional Vice President of Travelers Health Network in Atlanta, Georgia where he managed a five-city network of health maintenance organizations and preferred provider organizations with more than 90,000 members and $100 million in revenue. Prior to joining Travelers Health Network, Mr. Jacobs spent approximately 15 years working in the healthcare industry for Cigna Health Plans, Comed Management Inc., HealthOne and Blue Cross and Blue Shield Association.

Terrence P. Schuck joined the Company in March 1994 as Executive Vice President and Chief Information Officer. Prior to joining the Company Mr. Schuck served as Executive Director, Information Systems at HBO & Co. He has over 29 years experience in management information systems and computer support and has served in managerial and executive positions for Computer Service Management Group and Harris Corporation.

W. Daniel Barker, MHA, LFACHE, became a director of the Company in March 1994. Since 1991, Mr. Barker has served as Professor Emeritus, Department of Community Health at the Emory University School of Medicine, where he had been named an Associate Professor in 1978 and Professor in 1988. From 1984 to 1990, he was the Director of Hospitals for Woodruff Health Sciences Center of Emory University, and now holds the title of Retired, Director of Hospitals. In 1990, Mr. Barker became a Life Fellow with the American College of Healthcare Executives (LFACHE). Throughout the years, he has received numerous honors, which include Distinguished Service Awards from the American Hospital Association, the Emory University School of Medicine, the Medical Association of Atlanta, and the Georgia State University, Institute of Health Administration Alumni Club. Mr. Barker has served on numerous healthcare finance, advisory and strategic planning committees, including President of the Georgia Hospital Association and Chairman of the Board of Trustees of the American Hospital Association.

Paul S. Ellison has served as a director of the Company since May 1993. He has served as the Executive Vice President of The SunHealth Alliance since 1986. From 1969 to 1986, Mr. Ellison served as the President of Cleveland Memorial Hospital in Shelby, North Carolina. He has been a member of the North Carolina Hospital Association since 1967, serving in various capacities, and receiving the Distinguished Service Award and the Meritorious Service Award from the Association in 1986 and 1992, respectively. He has also served as Chairman of the American College of Healthcare Executive from 1990 to 1993 and on the Board of Directors of the Southeastern Hospital Conference from 1989 to 1992, serving as Chairman from 1979 to 1980. Mr. Ellison is a member of the American Hospital Association and has served on the Board of the North Carolina Health Insurance Advisory Board and on the Board of North Carolina Blue Cross/Blue Shield. Mr. Ellison is a graduate of Wofford College and of the post graduate program in hospital administration at Charlotte Memorial Hospital (Carolinas Medical Center).

William H. Franklin, Ph.D., has served as director of the Company since March 1992. He is President of Angel Ventures, Inc., a firm specializing in capitalizing and developing start-up and early stage ventures. He is also President of Environmental Science Technologies, a company which produces health physics and radiological safety and regulatory compliance software and automation for the nuclear power industry and hazardous process manufacturers. Prior to forming Angel Ventures in 1993, Dr. Franklin was Vice Chairman of Premier HealthCare, Inc., a venture development firm specializing in healthcare service businesses. Between 1979 and 1992, he worked with a number of entrepreneurs developing various business ventures including Jackson & Coker on whose Board he served from 1983 to 1987. Dr. Franklin holds two engineering degrees, an MBA and Ph.D.

Kenneth J. O'Donnell became a director of the Company in November 1994. Since January 1994, Mr. O'Donnell has been the President, Chief Executive Officer and a member of the Board of Directors of CTI EDIsolv, Inc., a provider of electronic data interchange services for the healthcare industry. Prior to joining CTI EDIsolv, Inc., Mr. O'Donnell was President and Chief executive Officer of National Electronic Information Corporation ("NEIC") where he created and directed the design and implementation of the NEIC Healthcare Information Network. Mr. O'Donnell started his career with McDonnell Douglas Information Systems, one of the pioneers in computerized hospital information systems, where he held a variety of technical, marketing and management positions during his 22 years of service.

Harrison L. Rogers, Jr. MD, became a director of the Company in November 1994. Dr. Rogers, who previously served as the President of the American Medical Association, is a retired general surgeon who formerly practiced on the staffs of Crawford Long Hospital and Piedmont Hospital in Atlanta, Georgia. Prior to his retirement from clinical practice in 1992, Dr. Rogers was a clinical assistant professor in the department of surgery at Emory University School of Medicine and a member of the medical and teaching staffs at both Crawford Long and Piedmont Hospitals. From 1986 until 1993, Dr. Rogers served as a member of the board of Trustees of SunHealth Corporation, a hospital alliance of 240 southeastern hospitals. Dr. Rogers has also served as a regional delegate to the American Hospital Association House of Delegates, a member of the American Red Cross Board of Directors, President of the Atlanta Clinical Society and as a member of the Board of Directors and Treasurer of Blue Cross/Blue Shield of Georgia/Atlanta.

Legal Proceedings Involving Certain Officers and Directors
During September 1994, the Company settled for $2.8 million a purported class action suit filed in August 1993 in the US District Court for the Central District of California against the Company, certain directors, officers and others. Mr. Jackson and Dr. Franklin are current directors who were named in the litigation. The plaintiff alleged various violations of federal securities laws. The Company's portion of the settlement of $2.0 million, net of insurance proceeds, is recorded for financial purposes during the fourth quarter of 1993. The Company borrowed $500,000 of the funds put in escrow for the settlement of the case from one of the Company's insurance carriers.

Compliance with Section 16(a) of the Securities Exchange Act of 1934
Section 16(a) of the Securities Exchange Act of 1934 requires the Company's directors and executive officers, and persons who own more than 10% of a registered class of the Company's equity securities, to file with the Securities and Exchange Commission initial reports of ownership and reports of changes in ownership of common stock and other equity securities of the Company. These insiders are required by Securities and Exchange Commission regulations to furnish the Company with copies of Section 16(a) forms they file, including Forms 3, 4 and 5.

To the Company's knowledge, based solely on review of the copies of such reports furnished to the Company and written representations that no other reports were required, insiders complied with all applicable monthly transaction reporting requirements during the year ended December 31, 1995.

ITEM 11: EXECUTIVE COMPENSATION


The following table sets forth the aggregate compensation awarded to, earned by, or paid by any person, to the Chief Executive Officer and to the executive officers named below (the "Executive Officer Group") at December 31, 1995.


                          SUMMARY COMPENSATION TABLE
                          --------------------------

                                                     Annual              Long-term
                                                  Compensation          Compensation
                                                -----------------       ------------
                                                                         Securities         All
                                                                         Underlying        Other
             Name and                           Salary      Bonus         Options       Compensation
        Principal Position              Year      $           $             (#)              $
- -----------------------------------     ----    -------    ---------    ------------    ------------
Richard L. Jackson                      1995    316,757        --             --          7,200 (2)
  Chairman of the Board and Chief       1994    281,250        --             --          1,110 (2)
  Executive Officer                     1993    280,679    61,895 (1)         --          1,479

Bruce Jacobs (3)                        1995    151,350     7,474         46,773             --
  Executive Vice President, Managed     1994         --        --             --             --
  Care                                  1993         --        --             --             --

Terrence P. Schuck (4)                  1995    105,000    10,121         71,301 (5)         --
  Executive Vice President and Chief    1994     80,002        --         50,000
  Information Officer                   1993         --        --             --             --


(1) Bonus paid in 1993 was based upon the Company's 1992 performance and was included in the Company's 1992 results of operations.
(2) Represents amount paid for premiums on certain term and whole life insurance policies.
(3)  Mr. Jacobs joined the Company on January 1, 1995.
(4)  Mr. Schuck joined the Company on March 1, 1994.
(5) Includes 42,657 options at an exercise price of $1.31 that were issued in August 1995 as a replacement for the 50,000 originally granted in 1994 at an exercise price of $2.88.

The following table sets forth information regarding grants of stock options to purchase shares of Common Stock made during 1995 to each member of the Executive Officer Group.

                              1995 OPTION GRANTS

                                                                                 Potential Realizable
                                                                                   Value at Assumed
                                                                                Annual Rates of Stock
                                                                                  Price Appreciation
                             Individual Grants                                    for Option Term (1)
- ----------------------------------------------------------------------------  -------------------------
                        Number of
                       Securities    % of Total
                       Underlying     Options
                        Options      Granted to    Exercise
                        Granted      Employees      Price       Expiration
Name                      (#)         in 1994     ($/Share)        Date              5%          10%
- --------------------   ----------    ----------   ---------    -------------    -----------  -----------
Bruce A. Jacobs          46,773          4%         $1.31      December 2004      $38,534      $97,653

Terrence P. Schuck       28,644          2%         $1.31      January 2005       $23,598      $59,803
                         49,657(2)       3%         $1.31      February 2004      $35,143      $89,059

(1) The dollar gains under these columns are the result of calculations assuming a 5% and a 10% annual appreciation for the term of the stock option, i.e., 10 years. These calculations are required to be included in accordance with rules promulgated by the Securities and Exchange Commission and are not intended to forecast possible future appreciation of the stock prices of the Company's Common Stock.
(2) During 1995, 50,000 options originally granted in 1994 at an exercise price of $2.88 per share were surrendered and subsequently replaced with 42,657 options at an exercise price of $1.31.

The following table sets forth information regarding the value of unexercised stock options held at December 31, 1995 by each member of the Executive Officers Group. No options were exercised during 1995 by any member of the Executive Officer Group:


                AGGREGATE OPTION EXERCISES IN LAST FISCAL YEAR
                    AND FISCAL YEAR-END OPTION VALUE TABLE

                               Number of
                               Securities        Value of
                               Underlying       Unexercised
                              Unexercised       In-the-Money
                               Options at        Options
                              Fiscal Year-     at Fiscal Year-
                                End (#)           End ($)

                              Exercisable/       Exercisable/
   Name                       Unexercisable     Unexercisable
   -----------------          -------------     -------------
   Bruce A. Jacobs            19,168/27,605           --

   Terrence P. Schuck (2)     36,593/34,708           --


The following table sets forth information regarding the repricing during 1995 of the Company's stock options held by each member of the Executive Officer Group.


                           TEN-YEAR OPTION REPRICING
                           -------------------------

                                          Number of                                                      Length of
                                          Securities         Market          Exercise                    Original
                                          Underlying        Price of          Price          New        Option Term
                                           Options        Stock at Time      at Time       Exercise     Remaining at
                                           Repriced       of Repricing     of Repricing     Price         Date of
        Name                  Date           (#)              ($)              ($)           ($)         Repricing
- ----------------------    ------------    ----------     -------------    ------------    --------     ------------
Terrance P. Schuck(1)     August, 1995      42,657           $1.31            $2.88         $1.31         9 years

(1) During 1995, 50,000 options originally granted in 1994 at an exercise price of $2.88 per share were surrendered and subsequently replaced with 42,657 options at an exercise price of $1.31.

Report on Repricing Options
During 1995 options that were previously granted to Mr. Schuck, an executive officer, were repriced to the current market price of the Company's common stock. These options were intended to serve as a reward for joining and continuing with the Company and to encourage the holder to make significant contributions to the success of the Company. Due to the decrease in the market price of the Company's common stock, the Company repriced certain options to the current market value to reward the holders for remaining with the Company and encourage them to continue to contribute to the success of the Company.

                                        Paul S. Ellison
                                        Compensation and Stock Option
                                        Administration Committee

The following graph compares the cumulative total return on the Company's Common Stock from March 4, 1992 (the effective date of the Company's initial public offering) through December 31, 1995 with the Nasdaq Market Index and the Nasdaq Health Services Stocks Index, assuming that $100 was invested as of March 4, 1992.


                               PERFORMANCE GRAPH
                               -----------------

                               [CHART GOES HERE]

                                     3/4/92   6/92    12/92    6/93   12/93    6/94   12/94    6/95   12/95
Allegiant Physician Services, Inc.    $100     $51     $117     $50     $29     $14     $17     $11      $7
Nasdaq Stock Market                   $100     $89     $108    $112    $123    $113    $121    $150    $170
Nasdaq Health Services Stocks         $100     $83     $101     $95    $117    $108    $125    $118    $160


Employment Agreements
In May 1991, Richard L. Jackson entered into an employment agreement with the Company, which was amended in October 1991 and expires in March 1997. The amended agreement requires Mr. Jackson to serve as Chairman, Chief Executive Officer and President of the Company. The agreement is automatically renewed for additional one year terms unless either party gives the other 60 days notice. The base compensation under the amended agreement is $275,000 per annum effective January 1, 1994, subject to annual increases equal to a cost-of-living index increase. Compensation will continue to be paid to Mr. Jackson for two months in case of permanent disability and to Mr. Jackson's designated beneficiary for six months in the case of death. All obligations of the Company under the agreement cease if Mr. Jackson's employment is terminated for cause, as defined in the agreement. The Company is obligated to maintain certain term and whole life insurance policies providing $350,000 and $1,000,000, respectively, in coverage, of which Mr. Jackson's designees are the beneficiaries. The agreement also includes certain confidentiality and non-competition provisions.

Bruce A. Jacobs entered into an employment agreement with the Company starting on January 1, 1995 serving as Executive Vice President, Managed Care. Mr. Jacobs base salary is $150,000. The Company will provide 90 days income protection if terminated for no cause. The agreement also includes certain confidentiality and non-competition provisions.

Terrence P. Schuck entered into an employment agreement with the Company beginning March 1, 1994. Mr. Schuck serves as Executive Vice President, and Chief Information Officer. The base compensation under this agreement is $100,000. Mr. Schuck has since received an increase in his base salary to $105,000. The Company will provide 6 months income protection if Mr. Schuck is terminated for no cause and 30 days if terminated for cause. The agreement also includes certain confidentiality and non-competition provisions.

Compensation of Directors
Each Director of the Company who is not an officer or an affiliate of the Company is paid a fee of $1,500 for attendance at any meeting (other than for telephonic meetings) of the Board of Directors. Additionally, each non-affiliated Director receives an annual retainer of $6,000 for services as a Director and at the time of becoming a Director received options to purchase 20,000 shares of Common Stock at an exercise price equal to the then current fair market value of the Common Stock on the date of grant.

Report of the Compensation and Stock Option Administration Committee
The Compensation and Stock Option Administration Committee (the "Committee") believes that the Company must pay competitively to attract and retain qualified executives. The Committee reviews the Company's executive incentive plans, programs and policies; monitors the performance and compensation of the Chief Executive Officer and the Chief Financial Officer; and makes recommendations and reports to the Board of Directors concerning matters of executive compensation. In performing these duties, the Committee considers management's evaluations and recommendations along with other factors. The Committee seeks to achieve the following:

  1. A competitive base compensation package that enables the Company to attract and retain key executives by evaluating comparable historical and industry information.
  2. A bonus program that is based on both the Company's business performance and the individual performance of each officer.
  3. The provision of stock compensation opportunities that are linked with performance.


The Company's executive compensation program currently has three main components, which are discussed below:

Base Salary
The Company's objective for paying base salaries is to be competitive in the marketplace based on individual responsibilities and experience, together with the particular needs, requirements and financial results of the Company.

The base salaries for the Chief Executive Officer and Chief Financial Officer were determined by employment agreements entered into with such officers. Any incentive compensation granted to executive officers other than what is specifically provided for in their employment agreements is totally at the discretion of the Board of Directors and would be based on the Company meeting or exceeding its operating plans for the year.

Bonuses
Upon recommendation to its Board of Directors, the Company may pay an annual cash bonus to its executive officers based on both the executive officer's performance and the Company's overall performance.

During 1995, due to the Company's performance, the Company paid no bonuses to the Chief Executive Officer and Chief Financial Officer.

Stock Options
The Company has in place stock option plans (collectively, the "Plans"). During each year, the Stock Option Administration Committee considers the desirability of granting key employees, including the executive officers, awards under its Plans. The Plans are designed to provide long-term, stock based incentives for executives in order to encourage superior performance over an extended period of time and to align executives' interests with those of shareholders.

In 1995, stock options were issued to a broad group of key employees, including executive officers, Messrs. Jacobs and Schuck. Also during 1995, stock options that were previously granted to Mr. Schuck, an executive officer, were subsequently repriced to the current market price of the Company's common stock. These options were intended to serve as a reward for joining and continuing with the Company and to encourage the holders to make significant contributions to the success of the Company. All options granted during 1995 were granted at the fair market value on the date of grant.

                                             Paul S. Ellison
                                             Compensation and Stock Option
                                             Administration Committee

Compensation Committee Interlocks and Insider Participation
The Compensation Committee consists of Mr. Ellison, who is not nor was an officer or other employee of the Company and has no other relationship with the Company required to be disclosed as a Compensation Committee interlock.

ITEM 12: SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth as of March 31, 1996 information regarding the beneficial ownership of Common Stock of (i) each person known by the Company to be the beneficial owner of more than five percent of the outstanding Common Stock of the Company, (ii) each of the directors of the Company, (iii) the Executive Officer Group and (iv) all executive officers and directors of the Company as a group.

                                                          Amount and Nature of           Percentage of Class
Name and Address of Beneficial Owner (1)                Beneficial Ownership (2)       Beneficially Owned (12)
- ----------------------------------------                ------------------------       -----------------------
Richard L. Jackson                                          6,417,199 (3)                         25.3%
National Century Financial Enterprises, Inc.                2,773,333 (4)                         11.0%
    6125 Memorial Drive
    Dublin, OH 43017
HealthCare Ventures II, L.P.                                1,862,673                              7.4%
    Twin Towers at Metro Park
    379 Thornall Street
    Edison, NJ 08837
Daniel Barker                                                  24,237 (5)                            *
Paul Ellison                                                   13,518 (6)                            *
William Franklin                                               30,543 (7)                            *
Kenneth J. O'Donnell                                           19,774 (8)                            *
Harrison Rogers                                                19,774 (9)                            *
Bruce A. Jacobs                                                19,193 (10)                           *
Terrence P. Schuck                                             43,675 (11)                           *
All executive officers and directors of the
    Company as a group                                      6,775,821 (3)(12)                     26.8%

- ----------
* Denotes beneficial ownership of less than 1%.

(1) Except as otherwise indicated, the address of the beneficial owners of more than five percent of the outstanding common stock is c/o the Company, 500 Northridge Road, Suite 500, Atlanta, Georgia 30350.
(2) Except as otherwise indicated, each of the parties listed above has sole voting and investment power over the shares owned.
(3) Includes an aggregate of 3,212,213 shares with respect to which Mr. Jackson holds a proxy to vote.
(4) Represents shares issued as collateral for the Company's debt obligations which are subject to a proxy to vote held by Richard L. Jackson.
(5) Includes 12,425 shares issuable upon exercise of options within 60 days but does not include 8,532 shares issuable upon exercise of options not exercisable within 60 days.
(6) Includes 13,518 shares issuable upon exercise of options within 60 days but does not include 3,208 shares issuable upon exercise of options not exercisable within 60 days.
(7)  Includes 13,543 shares issuable upon exercise of options within 60 days.
(8) Represents shares issuable upon exercise of options which are exercisable within 60 days.
(9) Represents shares issuable upon exercise of options which are exercisable within 60 days.
(10) Includes 19,193 shares issuable upon exercise of options within 60 days but does not include 27,580 shares issuable upon exercise of options not exercisable within 60 days.
(11) Includes 37,675 shares issuable upon exercise of options within 60 days but does not include 33,626 shares issuable upon exercise of options not exercisable within 60 days.
(12) Calculation of percentages of beneficial ownership includes 8,765,251 shares issued as collateral for certain of the Company's debt obligations. When these debt obligations are paid in full and the shares held as collateral are returned to the Company, the percentages of beneficial ownership (assuming no other changes in the number of shares beneficially owned) would be as follows: Richard L. Jackson, 22.0%; National Century Financial Enterprises, Inc., 0.0%; HealthCare Ventures II, L.P., 11.3%;
     and officers and directors of the Company as a group, 24.2%.

ITEM 13: CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

In December 1993, the Company borrowed $1.1 million from Richard L. Jackson, Chairman, Chief Executive Officer, President and a significant stockholder, under a thirty-day promissory note bearing interest at prime plus 0.5% (6.5% at December 31, 1993), the same interest rate as the Company's line of credit from a bank. During the first quarter of 1994, the Company borrowed an additional $1.5 million from Mr. Jackson under the same terms and conditions. In May
1994, with shareholders' approval, these short-term loans were converted to $1.5 million convertible promissory notes maturing in 1995 with interest at 10% and 400,000 shares of the Company's unregistered common stock valued at $2.50 per share. The convertible promissory notes of $500,000 and $1.0 million were convertible to common stock at per share prices of $3.00 and $3.25, respectively, at Mr. Jackson's option during March and September 1995, respectively.

In August 1995, the Company's Board of Directors approved the restructure of the two convertible promissory note agreements to Mr. Jackson, Chairman, Chief Executive Officer, President and a significant shareholder. Under the terms of the new agreement, the two notes will be combined into one note for $1.5 million, with the same interest rate as the Company's line of credit from a bank. The loan will be paid in six equal monthly installments of $250,000 beginning on September 1, 1997.

In 1991, the Company guaranteed a sublease for office space of Premier HealthCare, Inc., a company in which Mr. Jackson had an ownership interest at the time of the guarantee. The Company paid rent totaling approximately $56,000 and $20,000 in fiscal 1994 and 1995, respectively. The lease terminated in April 1995. Also, effective in February 1993, the Company entered into an arms-length one year corporate finance consulting agreement with an entity controlled by Gerald R. Benjamin, a former director of the Company and stockholder of Premier HealthCare, Inc. Due to a restructuring of the Company's obligations with respect to Premier HealthCare, Inc., the Company has no further obligations under the terminated consulting agreement.

                                    PART IV


ITEM 14: EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a) Index to Consolidated financial Statements, Financial Statement Schedules and Exhibits

    (1) Financial Statements: See Item 8 herein.

    (2) Financial Statement Schedules:

        . Report of Independent Auditors as to Schedule Supporting
          Financial Statements

        . Schedule II - Valuation and Qualifying Accounts for the Three Years
          Ended December 31, 1995, 1994 and 1993.

        . All other schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions or, are inapplicable and, therefore, have been omitted.

    (3) Exhibits

Exhibit
Number               Description
- -------              -----------

Incorporated by reference from its Form S-1 (Regulation Number 33-45105) filed on March 4, 1992:
3.2        _ Amended and Restated by-laws of Registrant
10.3       _ Amended and Restated 1991 Stock Option Plan
10.3(a)    _ Form of Stock Option Agreement
10.7       _ Employment Agreement dated May 24, 1991 between Registrant and
             Richard L. Jackson ("Employment Agreement")
10.7(a)    _ Amendment No. 1 to Employment Agreement dated October 31, 1991
10.10      _ Form of Confidentiality and Non-Competition Agreement, as amended
10.11      _ Form of Indemnification Agreement

Incorporated by reference from its Form 10-K for the year ended December
31, 1994:
10(a)      _ Purchase Assignment dated February 28, 1994 between Texas NPI,
             P.A., NPF-PW, Inc. and National Premier Services, Inc.
10(b)      _ Purchase Assignment dated February 28, 1994 between Noback Medical
             Group, LTD, NPF-PW and National Premier Financial Services,
             Inc.
10(c)      _ Sale and Subservicing Agreement dated February 28, 1994 between the Company and National Premier Financial Services, Inc.
10(d)      _ Sale and Subservicing Agreement dated February 28, 1994 by and among Pain Relief Network, Texas NPI, P.A., Noback Medical Group, Ltd., NPF-PW Inc. and National Premier Financial Services, Inc.
10(e)      _ Acquisition Agreement dated as of February 1, 1994 by and among
             Nevada NPI Management Company, Inc. and Carl R. Noback, MD Ltd., P.C. and Carl R. Noback, MD
10(f)      _ Acquisition Agreement dated August 6, 1993 by and among Texas NPI,
             P.A., Texas Pain Institute, P.A. and Shareholders of Texas
             Pain Institute P.A.
10(g)      _ Stock Purchase Agreement dated October 4, 1993 by and among Texas
             NPI, P.A., Daniel Shalev, MD and Shalev, MD, Inc.
10(h)      _ Promissory Note dated March 17, 1994 between the Company and
             Richard L. Jackson
10(k)      _ Separation Agreement and General Release dated February 14, 1994, between the Company and Terry S. Vitez, MD
10(m)      _ Loan and Security Agreement dated March 1, 1994 between the
             Company and Silicon Valley Bank

Incorporated by reference from its Form 10-Q for the quarter ended
June 30, 1995:
10.1       _ Sale and Subservicing Agreement dated as of June 21, 1995 by and among the Company, NPF-WI, Inc., and National Premier Financial Services, Inc.
10.2       _ Form of Promissory Note Agreement and Security Agreement between the Company and Eagle Management Services Limited
10.3       _ Medical Claims Purchase Agreement as of June 1995 by and between the Company, Heller Financial, Inc., National Pain Institute, Inc. and Terry Vitez, MD, Inc.

Incorporated by reference from its Form 10-Q for the quarter ended September 30, 1995:
10.1       _ Form of Convertible Debenture and Subscription Agreement with
             Hull Overseas, Ltd.
10.2       _ Form of Convertible Debenture and Escrow Agreement with Zeron
             Capital Partners LP
10.3       _ Form of Convertible Debenture and Subscription Agreement with
             Argossy Ltd.
10.4       _ Form of Convertible Debenture and Subscription Agreement with
             Vortex Capital Corporation
10.5       _ Form of Convertible Debenture and Subscription Agreement with
             Odyssey Venture Partners

Incorporated by reference from Form 8-K dated January 17, 1996:
16         _ Letter from Arthur Andersen LLP dated January 22, 1996 addressed to Securities and Exchange Commission regarding the change in certifying accountants.

Incorporated by reference from Form 8-K dated January 17, 1996:
2          _ Asset Purchase Agreement, dated as of June 1, 1996, between
             Allegiant Physician Services, Inc. and Anesthesia Solutions, Inc.

The following exhibits are included in this annual report on Form 10-K:
3.1       _ Second Restated Certificate of Incorporation and all amendments thereto.
10.1      _ Form of Convertible Debenture and Subscription Agreement with Hull
            Overseas, Ltd.
10.2      _ Employment Agreement dated January 19, 1994 between Registrant and
            Terrence P. Schuck
10.3      _ Employment Agreement dated November 11, 1994 between Registrant and
            Bruce A. Jacobs
10.4      _ Employment Agreement dated December, 1995 between Registrant and
            Terrence L Bauer
11        _ Computation of Earnings Per Share of Common Stock for the years ended December 31, 1995, 1994 and 1993.
21        _ Subsidiaries of the Registrant

(b) Reports on Form 8-K during the quarter ended December 31, 1995, or subsequent to that date but prior to the filing date of this Form 10-K:

    Form 8-K dated January 3, 1996:
    Reporting under Item 2 that on December 18, 1995, the Company finalized the sale of its pain treatment operations

    Form 8-K dated January 17, 1996:
    Reporting under Item 4 that on January 17, 1996, the Company dismissed Arthur Andersen LLP as its independent accountants. On the same day the Company engaged Ernst & Young LLP as its new independent accountants.

    Form 8-K dated March 29, 1996:
    Reporting under Item 5 that the Company is currently in negotiations for the sale of its contract anesthesia business. A pro forma consolidated condensed balance sheet as if sale was consummated on February 29, 1996 was included in this Form 8-K.

    Form 8-K dated June 17, 1996:
    Reporting under Item 5 that the Company entered into an Asset Purchase Agreement with Anesthesia Solutions, Inc. to sale the Company's anesthesia contract business.

               REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS



To the Board of Directors and Stockholders
Allegiant Physician Services, Inc.

We have audited the consolidated financial statements of Allegiant Physician Services, Inc. (a Delaware corporation) and subsidiaries as of December 31, 1995, and for the year then ended and have issued our report thereon dated April 19, 1996, except for Note O, as to which the date is June 1, 1996, included elsewhere in this Form 10-K. Our audit also included the financial statement schedule listed in Item 14(a)2 of this Form 10-K. This schedule is the responsibility of the Company's management. Our responsibility is to express an opinion based on our audit.

In our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

The financial statement schedule does not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of the uncertainty regarding the Company's ability to continue as a going concern.



Atlanta, Georgia                            Ernst & Young LLP
June 1, 1996

                   REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS



To the Board of Directors and Stockholders
Allegiant Physician Services, Inc.

We have audited in accordance with generally accepted auditing standards, the consolidated financial statements included in Allegiant Physician Services' annual report to stockholders included in this Form 10-K, and have issued our report thereon dated April 24, 1995 (except with respect to the matter discussed in Note B, as to which the date is April 19, 1996). Our audits were made for the purpose of forming an opinion on those statements taken as a whole. The schedule listed in item 14(a)2 is the responsibility of management and is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements and, in our opinion, fairly states, in all material respects, the financial date required to be set forth therein in relation to the basic financial statements taken as a whole.



Atlanta, Georgia                             Arthur Andersen LLP
April 24, 1995

                                  Schedule II

              ALLEGIANT PHYSICIAN SERVICES, INC. AND SUBSIDIARIES
                       Valuation and Qualifying Accounts
             For the Years Ended December 31, 1995, 1994 and 1993
- --------------------------------------------------------------------------------
(000s omitted)

                                                                      Additions
                                                               -----------------------
                                                  Balance at   Charged to   Charged to                 Balance at
                                                  Beginning    Costs and      Other                      End of
                                                   of Year      Expenses     Accounts    Deductions       Year
                                                  ----------   ----------   ----------   -----------   ----------
December 31, 1993:
  Allowance for doubtful accounts                    1,351        7,991          --      (6,293) (1)       3,049
  Deferred tax valuation allowance                       0       11,419          --          --           11,419

December 31, 1994:
  Allowance for doubtful accounts                    3,049        8,121          --      (7,053) (1)       4,117
  Deferred tax valuation allowance                  11,419        5,903          --        (372) (2)      16,950

December 31, 1995
  Allowance for doubtful accounts                    4,117        9,869         786      (9,202) (1)       5,570
  Deferred tax valuation allowance                  16,950        7,475         706        (114) (2)      25,017
  Allowance for Pain Net, Inc. notes receivable          0       12,404          --           0           12,404

- --------------------------------------------------------------------------------

(1) Includes the amounts considered uncollectible and charged off during the year and other deductions.
(2) Includes adjustments for future planned earnings/losses.

                             P R E L I M I N A R Y


                                  SIGNATURES


Pursuant to the requirements of the Securities Act of 1933, the registrant has duly caused this Registration Statement to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Atlanta, State of Georgia on the 3rd day of July, 1996.

                               ALLEGIANT PHYSICIAN SERVICES, INC.

                               BY: /s/ Richard L. Jackson
                                   -----------------------------
                                   Richard L. Jackson
                                   Chairman of the Board Chief Executive Officer


Pursuant to the requirements of the Securities Act of 1933, this Registration Statement has been signed by the following persons in the capacities and on the dates indicated:

Signature                              Title                                   Date
- ---------                              -----                                   ----
/s/ Richard L. Jackson                 Chairman of the Board and
- ----------------------------------     Chief Executive Officer                 July 3, 1996
Richard L. Jackson

/s/ Timothy L. Powers                  Executive Vice President, Treasurer
- ----------------------------------     and Chief Financial Officer             July 3, 1996
Timothy L. Powers

/s/ James R. Begnaud                   Vice President-Controller and
- ---------------------------------      Chief Accounting Officer                July 3, 1996
James R. Begnaud

/s/ W. Daniel Barker                   Director                                July 3, 1996
- ----------------------------------
W. Daniel Barker

/s/ William H. Franklin, Jr. Ph.D.     Director                                July 3, 1996
- ----------------------------------
William H. Franklin, Jr. Ph.D.

/s/ Kenneth J. O'Donnell               Director                                July 3, 1996
- ----------------------------------
Kenneth J. O'Donnell

/s/Harrison L. Rogers, Jr., MD         Director                                July 3, 1996
- ----------------------------------
Harrison L. Rogers, Jr. MD