Form 10-K/A
period 1995-12-31
ALLEGIANT PHYSICIAN SERVICES INC
filed 1996-07-09
CIK 883168

ITEM 14: EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)	Index to Consolidated financial Statements, Financial Statement Schedules and Exhibits

   (1) Financial Statements:  See Item 8 herein.

   (2) Financial Statement Schedules:

       Report of Independent Auditors as to Schedule Supporting Financial Statements

       Schedule II - Valuation and Qualifying Accounts for the Three Years Ended December 31, 1995, 1994 and 1993.

       All other schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions or, are inapplicable and, therefore, have been omitted.

   (3) Exhibits

Exhibit
Number    Description

Incorporated by reference from its Form S-1 (Regulation Number 33-45105) filed on March 4, 1992:
3.2       Amended and Restated by-laws of Registrant
10.3      Amended and Restated 1991 Stock Option Plan
10.3(a)   Form of Stock Option Agreement
10.7      Employment Agreement dated May 24, 1991 between Registrant and Richard
          L. Jackson ("Employment Agreement")
10.7(a)   Amendment No. 1 to Employment Agreement dated October 31, 1991
10.10     Form of Confidentiality and Non-Competition Agreement, as amended
10.11     Form of Indemnification Agreement

Incorporated by reference from its Form 10-K for the year ended December 31, 1994:
10(a) Purchase Assignment dated February 28, 1994 between Texas NPI, P.A., NPF - PW, Inc. and National Premier Financial Services, Inc.
10(b) Purchase Assignment dated February 28, 1994 between Noback Medical Group, LTD, NPF-PW Inc. and National Premier Financial Services, Inc.
10(c) Sale and Subservicing Agreement dated February 28, 1994 between the Company and National Premier Financial Services, Inc.
10(d) Sale and Subservicing Agreement dated February 28, 1994 by and among Pain Relief Network, Texas NPI, P.A., Noback Medical Group, Ltd., NPF-PW Inc. and National Premier Financial Services, Inc.
10(e) Acquisition Agreement dated as of February 1, 1994 by and among Nevada NPI Management Company, Inc. and Carl R. Noback, MD Ltd., P.C. and Carl R. Noback, MD
10(f) Acquisition Agreement dated August 6, 1993 by and among Texas NPI, P.A., Texas Pain Institute, P.A. and Shareholders of Texas Pain Institute P.A.
10(g) Stock Purchase Agreement dated October 4, 1993 by and among Texas NPI, P.A., Daniel Shalev, MD and Shalev, MD, Inc.
10(h)     Promissory Note dated March 17, 1994 between the Company and Richard
          L. Jackson
10(k) Separation Agreement and General Release dated February 14, 1994, between the Company and Terry S. Vitez, MD
10(m) Loan and Security Agreement dated March 1, 1994 between the Company and Silicon Valley Bank

Incorporated by reference from its Form 10-Q for the quarter ended June 30, 1995:
10.1 Sale and Subservicing Agreement dated as of June 21, 1995 by and among the Company, NPF-Wl, Inc., and National Premier Financial Services, Inc.
10.2 Form of Promissory Note Agreement and Security Agreement between the Company and Eagle Management Services Limited
10.3 Medical Claims Purchase Agreement as of June 1995 by and between the Company, Heller Financial, Inc., National Pain Institute, Inc. and Terry Vitez, MD, Inc.

Incorporated by reference from its Form 10-Q for the quarter ended September 30, 1995:
10.1 Form of Convertible Debenture and Subscription Agreement with Hull Overseas, Ltd.
10.2 Form of Convertible Debenture and Escrow Agreement with Zeron Capital Partners LP
10.3      Form of Convertible Debenture and Subscription Agreement with Argossy
          Ltd.
10.4 Form of Convertible Debenture and Subscription Agreement with Vortex Capital Corporation
10.5 Form of Convertible Debenture and Subscription Agreement with Odyssey Venture Partners

Incorporated by reference from Form 8-K dated January 17, 1996:
16 Letter from Arthur Andersen LLP dated January 22, 1996 addressed to Securities and Exchange Commission regarding the change in certifying accountants.

Incorporated by reference from Form 8-K dated January 17, 1996:
2 Asset Purchase Agreement, dated as of June 1, 1996, between Allegiant Physician Services, Inc. and Anesthesia Solutions, Inc.

The following exhibits are included in this annual report on Form 10-K:
3.1       Second Restated Certificate of Incorporation and all amendments thereto.
10.1 Form of Convertible Debenture and Subscription Agreement with Hull Overseas, Ltd.
10.2 Employment Agreement dated January 19, 1994 between Registrant and Terrence P. Schuck
10.3 Employment Agreement dated November 11, 1994 between Registrant and Bruce A. Jacobs
10.4 Employment Agreement dated December, 1995 between Registrant and Terrence L. Bauer
11 Computation of Earnings Per Share of Common Stock for the years ended December 31, 1995, 1994 and 1993.
21        Subsidiaries of the Registrant
27        Financial Data Schedule

(b) Reports on Form 8-K during the quarter ended December 31, 1995, or subsequent to that date but prior to the filing date of this Form 10-K:

    Form 8-K dated January 3, 1996:
    Reporting under Item 2 that on December 18, 1995, the Company finalized the sale of its pain treatment operations.

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

                                    SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                     ALLEGIANT PHYSICIAN SERVICES, INC.

                                     By: /s/ Richard L. Jackson
                                         --------------------------
                                         Richard L. Jackson
                                         Chairman of the Board and
                                         Chief Executive Officer