Form 10-Q
period 1996-03-31
ALLEGIANT PHYSICIAN SERVICES INC
filed 1996-07-23
CIK 883168

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q

           X  QUARTERLY REPORT PURSUANT TO SECTION 13 0R 15 (d) OF THE
          ---
                        SECURITIES EXCHANGE ACT OF 1934
                 For the quarterly period ended March 31, 1996

                                       OR

        ---   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934
                 For the transition period from       to
                                                -----    -----

                         Commission file number 0-19803
                       ALLEGIANT PHYSICIAN SERVICES, INC.
             (Exact name of registrant as specified in its charter)

      DELAWARE                                                58-1774324
  (State or other jurisdiction of                          (I.R.S. Employer
  incorporation or organization)                         Identification Number)


                         500 Northridge Rd., Suite 500
                               Atlanta, GA  30350
          (Address of principal executive offices including Zip Code)

                                 (770) 643-5555
              (Registrant's telephone number, including area code)

                                      N/A
 (Former name, former address, phone number and former fiscal year, if changed since last report.)

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.
Yes         No     X    .
   --------    ---------

                     APPLICABLE ONLY TO CORPORATE ISSUERS:
        Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.

        CLASS                                      OUTSTANDING AT June 30, 1996
- --------------------                               ----------------------------
Common Stock, $.001 par value                              24,245,519 Shares

                                     INDEX


                                                                       PAGE
                                                                       ----
PART I.       FINANCIAL INFORMATION
- -----------------------------------
Item 1.  Financial Statements
         Consolidated Condensed Statements of Operations                 3

         Consolidated Condensed Balance Sheets                           4

         Consolidated Condensed Statements of Cash Flows                 5

         Notes to Consolidated Condensed Financial
          Statements                                                     6

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations                             8


PART II.    OTHER INFORMATION
- -----------------------------

Item 1.  Legal Proceedings                                               11

Item 3.  Defaults Upon Senior Securities                                 11

Item 6.  Exhibits and Reports on Form 8-K                                11


SIGNATURES                                                               14
- ----------

              "ALLEGIANT PHYSICIAN SERVICES, INC. & SUBSIDIARIES"
                Consolidated Condensed Statements of Operations
- --------------------------------------------------------------------------------

                                                                Three Months Ended
                                                                    "March 31,"
                                                         --------------------------------
                                                               1996            1995
                                                         ---------------   --------------
Net revenue                                                   $12,542         $16,445
                                                         ---------------   --------------

Direct  costs and other operating expenses:
  Contract labor and other direct expenses                      9,629          10,810
  Provision for bad debts                                       1,610           2,081
  Other                                                         2,510           2,678
    Total expenses                                             13,749          15,569
                                                         ---------------   --------------

Operating income (loss)                                        (1,207)            876

Net interest expense                                           (1,091)           (389)
                                                         ---------------   --------------

Income (loss) before income taxes                              (2,298)            487

Income tax expense                                                 --              --
                                                         ---------------   --------------

Net income (loss)                                              ($2,298)          $487
                                                         ===============   ==============


Earnings (loss) per share:                                      ($0.15)         $0.04


Weighted average shares outstanding                             15,515         13,137


The accompanying notes are an integral part of these consolidated condensed financial statements.

              "ALLEGIANT PHYSICIAN SERVICES, INC. & SUBSIDIARIES"
                     Consolidated Condensed Balance Sheets

(000s omitted)                                                                    March 31,     December 31,
                                                                                       1996             1995
                                                                                -----------     ------------
ASSETS
Current Assets:
    Cash and cash equivalents                                                          $751           $1,784
     Accounts receivable, net of allowance for doubtful accounts
      of $5,141 and $5,570 in 1996 and 1995                                           1,016            1,468
        Other current assets                                                          1,263            1,029
                                                                                -----------      -----------
                Total current assets                                                  3,030            4,281
                                                                                -----------      -----------
Property and Equipment, net of accumulated depreciation of $1,788 and
                $1,641 in 1996 and 1995, respectively                                 1,633            1,746
Capitalized software, net of accumulated amortization of $330,300
                and $220,200 in 1996 and 1995, respectively                           1,983            1,894
Deposits and other assets                                                             1,347            1,467
                                                                                -----------      -----------
                                                                                     $7,993           $9,388
                                                                                ===========      ===========


LIABILITIES AND STOCKHOLDERS' INVESTMENT (DEFICIT)

Current Liabilities:
   Short-term borrowings and current portion of long-term obligations               $11,770          $10,403
   Accounts payable                                                                   4,644            4,757
   Accrued salaries and contract costs                                                2,543            2,589
   Billings in excess of contract costs                                               1,457            1,548
   Other accrued expenses                                                             2,333            2,890
                                                                                -----------      -----------
      Total current liabilities                                                      22,747           22,187
                                                                                -----------      -----------

Long-term Obligations:
   Long-term debt and capital lease obligations                                       1,661            1,637

Redeemable Common Stock                                                                 318              393

Stockholders' Investment (Deficit):                                                 (16,733)         (14,829)
                                                                                -----------      -----------

                                                                                     $7,993           $9,388
                                                                                ===========      ===========

The accompanying notes are an integral part of these consolidated condensed financial statements.

              "ALLEGIANT PHYSICIAN SERVICES, INC. & SUBSIDIARIES"
                Consolidated Condensed Statements of Cash Flows

- --------------------------------------------------------------------------------

                                                                      "For the Three Months Ended March 31,
                                                                      -------------------------------------
                                                                            1996                  1995
                                                                      ---------------        --------------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net income (loss)                                                    ($2,298)                 $487
    Adjustments to reconcile net income (loss) to net cash
       used in operating activities:
       Depreciation and amortization                                         279                   185
       Changes in assets and liabilities:
          Accounts receivable, net"                                          452                  (733)
          Prepaid expenses and other                                         (42)                  210
          Other assets                                                       (32)                 (118)
          payable                                                           (113)                  171
          Accrued expenses                                                  (602)                 (405)
          Deposits and other current liabilities                             (13)                 (949)
            Net cash used in continuing operations                        (2,369)               (1,152)
                                                                        ---------            ----------

            Net cash used in discontinued operations                          --                (2,095)
                                                                        ---------            ----------

            Net cash used in operating activities                         (2,369)               (3,247)
                                                                        ---------            ----------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Property and equipment additions, net                                    (56)                 (131)
    Capitalized software                                                    (199)                 (222)
    Long-term note receivable to affiliate                                  (242)                   --
            Net cash used in investing activities                           (497)                 (353)
                                                                        ---------            ----------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Net proceeds from issuances of common stock                               --                 2,050
    Repurchase of redeemable common stock                                    (75)                   --
    Net short-term and long-term borrowings (repayments)
    and capital lease obligations                                          1,908                 1,690
    Related party borrowing                                                   --                    --
       Net cash provided by financing activities                           1,833                 3,740
                                                                       ---------             ----------

Net increase in cash and cash equivalents                                 (1,033)                  140

Cash and cash equivalents at beginning of period                           1,784                   267

Cash and cash equivalents at end of period                                  $751                  $407
                                                                        =========            ==========

Cash paid during the period for:
       Interest                                                             $951                  $571
       Income taxes                                                         $ --                    $2
                                                                        =========            ==========

The accompanying notes are an integral part of these consolidated condensed financial statements.

Notes to Consolidated Condensed Financial Statements
March 31, 1996 and 1995

Note A - Summary of Significant Accounting Policies
The interim financial statements presented herein reflect all adjustments that are, in the opinion of management, necessary to fairly state the interim financial statements presented, such adjustments being of a normal recurring nature. Operating results for the interim periods presented are not necessarily indicative of the results that may be expected for the year ending December 31, 1996. The interim statements should be read in conjunction with the Company's audited financial statements and notes thereto for the year ended December 31, 1995. Certain reclassifications have been made to prior year's amounts to conform to the 1996 presentation.

Note B - Short-Term Borrowings and Long-Term Debt
In February and March 1994, the Company entered accounts receivable funding agreements with a private healthcare accounts receivable finance company. Under these agreements, the finance company purchases with recourse and the Company sells, on a weekly basis, the Company's eligible healthcare accounts receivable, net of contractual adjustments, collection reserves and subsequent collections. In June 1995, the Company entered into a separate agreement with this finance company with the same terms as previously noted. No gain or loss is recognized on these transactions. The Company paid a 1.5% commitment fee and pays interest at 9.5% per annum on the net outstanding purchased accounts receivable balance until such accounts receivable are collected. The outstanding balances of uncollected purchased accounts receivable under both agreements totaled approximately $23.0 million, net of amounts the finance company withheld from the Company as reserves at March 31, 1996. As of March 31, 1996, the finance company has advanced to the Company an additional $8.5 million. This additional funding represents funding in excess of the contractual requirements of the accounts receivable funding agreements and is secured by approximately 2.8 million of the Company's unregistered stock. This additional funding places the Company in default of the contractual requirements of the accounts receivable funding agreements.. This amount has been classified as short-term debt at March 31, 1996.

In September 1994, the Company signed a three-year promissory note agreement with a financial broker to provide up to $2.0 million for working capital purposes, as lenders' funds are available. No principal payments are required for three years, but the Company may prepay the notes at any time at a premium up to 15%. As of March 31, 1996, outstanding borrowings totaled $1.8 million, net of additional fees of $314,000. Interest is payable monthly at the prime rate plus 2%. The promissory notes are secured by 5.9 million shares of the Company's unregistered common stock. The Company is required to provide the lender with 300% market value to loan balance coverage as determined at each month-end. Events of default, which require cure by prepayment or otherwise within two business days after notice of default, include, among other things, the untimely payment of monthly interest and a drop in the Company's stock price below $0.62 per share. At March 31, 1996, the Company was in default because the Company's common stock has been trading below $0.62 per share. The Company has not been officially notified of this default which is required by the note agreements. The Company has classified the notes as short-term borrowings.

Note C - Contingencies
In April and May 1995, the Company issued an aggregate of 500,000 shares of common stock to two corporations affiliated with a California physician in return for promissory notes from these corporations aggregating $1 million. The notes were due on April 30 and June 30, 1995 and were guaranteed by the physician. In June 1995, the Company received information that the physician had pledged the 500,000 shares to a broker/dealer to secure financing and that the broker/dealer asserted title to the shares pursuant to the pledge. The Company instructed its transfer agent not to permit a transfer of the shares. The $1 million in promissory notes guaranteed by the physician have not been paid and on August 28, 1995 the Company filed a civil action against the physician and his related corporations for default under the note agreements and related guaranties. The physician, on December 22, 1995, filed a cross-complaint against the Company for, among other things, fraud and breach of contract. On April 9, 1996, the broker/dealer filed legal action against the physician and his related corporations for fraud and securities fraud, and against the Company for certain violations of the related state's Uniform Commercial Code.

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

Note D - Income Taxes
The Company's income tax benefit for the period ended March 31, 1996, calculated at an effective rate of 38%, was ($880,000) before being offset by an increase in the deferred tax valuation allowance of $880,000. The increase in the valuation allowance was recognized based on the uncertainty of future tax obligations generated from planned earnings through March 31, 1997.

Note E - Subsequent Event
Effective June 1, 1996, and subject to the rescission rights described below, the Company transferred substantially all of its assets relating to its anesthesia operations (the "Transaction") to Anesthesia Solutions, Inc. ("ASI"). The Transaction will be rescinded if the requisite shareholder approval of the Transaction is not received by October 1, 1996. The assets to be sold in the Transaction include all of the Company's anesthesia contracts, physician and nurse contracts, office furniture and computer equipment used in the contract anesthesia business. The anesthesia contract business accounted for approximately 95% of the Company's revenue in fiscal years 1995, 1994 and 1993 and approximately 92% in the first quarter of 1996. The assets to be sold primarily consists of contracts and are recorded in the Company's financial statements at nominal amounts as of December 31, 1995.

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

Item 2: Management's Discussion and Analysis of Results of Operations and Financial Condition

OVERVIEW
Historically, the Company's principal business activity has been its contract anesthesia division, which accounted for 92% of the Company's net revenue during the first quarter of 1996. As discussed in greater detail below, the Company intends to sell this division. This will conclude the shift of the Company's core business from contract anesthesia services to providing other healthcare related services including hospital information systems, physician recruiting and staffing services, locum tenens services and physician practice management services. The Company was formed in 1988 and for five years concentrated on providing contract management services to hospital anesthesiology departments and offered physician recruiting services to hospitals for all physician specialties. In late 1993, while continuing to offer and expand the services previously mentioned, the Company made the decision to shift its market focus from contract anesthesia services to the development and management of integrated healthcare delivery networks primarily in small urban areas. Given this broader definition of the market to which the Company offered its services, the Company changed its name in late 1994 to Allegiant Physician Services, Inc. from Premier Anesthesia, Inc.

Effective June 1, 1996, and subject to the recision rights described below, the Company transferred substantially all of its assets (the "Transaction") to Anesthesia Solutions, Inc. ("ASI"), a newly formed company. The transaction will be rescinded if the requisite shareholder approval of the Transaction is not received on or before October 1, 1996. The assets to be sold in the Transaction include all of the Company's anesthesia contracts, physician and nurse contracts, office furniture and computer equipment used in the contract anesthesia business.

The consideration received in the Transaction was a Promissory Note, dated June 1, 1996, (the "Note") by ASI in favor of the Company, in original principal amount of $16.0 million, with interest equal to 9% per year. The Note will be reduced by certain liabilities assumed by ASI totaling approximately $12.0 million. The Transaction requires interest only payments on the Note to be made for the first six months commencing July 1, 1996, and monthly principal payments of $500,000 starting January 1, 1997, increasing to $1.5 million per month beginning July 1, 1997 and to be paid thereafter until the Note is paid in full. The Note is secured by 2,750,000 shares of EquiMed Inc., $.0001 par value, common stock. An additional premium up to $9.0 million will be paid by ASI if the provisions of an earn-out agreement are realized by ASI within twelve months.

The Transaction must be approved by the Company's shareholders by October 1, 1996. In the event the Transaction is not approved by the shareholders, the Transaction will be rescinded and the Company will pay ASI, or ASI will pay the Company, as the case may be, an amount necessary to place the respective parties in the financial positions at May 31, 1996, as if the transfer had not been made on June 1, 1996.

Historically, the Company also operated medical/surgical centers specializing in the multi-disciplinary treatment of chronic pain. The Company discontinued all pain treatment operations in 1994. The Company evaluated the historical trend of payments from the insurance carriers, the length of time in the payment cycle and the cost of collection related to receiving these payments. Under these circumstances, the Company determined that it was in the best interest of the shareholders to discontinue all operations related to its pain treatment operations. As a result, the Company recorded a $12.0 million charge to 1994 earnings, of which $8.4 million provided for a write-down of accounts receivable and a provision of $3.6 million to adjust the estimated net realizable value of the assets of the pain treatment operations.

In December 1995, the Company sold its pain treatment operations to Pain Net Inc. ("Pain Net"), a company formed and owned by former members of the senior management of the Company's pain treatment operations, for $2.3 million cash paid at closing and $12.5 million in two promissory notes. The notes earn interest at 12% per year and are collateralized by patient receivables of Pain Net. Pain Net will repay the notes from future operations. The Company expects to fully collect these notes; however, the repayments will be reflected as income when received due to the highly leveraged structure of Pain Net.

RESULTS OF OPERATIONS
First Quarter 1996 Compared to First Quarter 1995
Net revenue decreased $3.9 million or 23.7% between periods. The reason for this decrease is the decrease in anesthesia procedures being performed at the Company's contract locations along with a decrease of five contracts on a comparable basis between the first quarter of 1995 and 1996. The total number of anesthesia procedures performed during the first quarter of 1996 was 25,512 compared to 32,600 during the first quarter of 1995 representing a 21.7% decrease.

Operating income for the first quarter of 1996 was a loss of $1.2 million compared to income of $876,000 for the first quarter of 1995. The decrease in operating income is primarily attributable to the deterioration in the Company's contract anesthesia business. The Company did not experience a corresponding decrease in contract labor and other direct expenses which increased as a percentage of revenue to 77% in 1996 from 66% in 1995.

Net interest expense for the first quarter of 1995 was $1.1 million compared to $389,000 during the first quarter of 1995. The Company's commitment to fund its hospital information systems and physician practice management groups along with the necessity to provide working capital to its pain treatment operations caused its debt position to increase from $7.2 million at the end of the first quarter 1995 to over $13.0 million as of March 31, 1996. Additionally, the Company will not recognize interest income on the promissory notes from the sale of the pain treatment operations until payment is received.

Weighted average shares used to compute earnings per share were higher in 1996 than in 1995 due to the conversion of approximately 2.2 million shares of the Company's common stock from debt to equity at various times during the past 12 months. Earnings per share from continuing operations declined to a loss of $.15 per share during the first quarter of 1996 compared to income of $.04 per share in 1995.

Liquidity and Capital Resources

The Company's cash balance at March 31, 1996 was approximately $750,000 compared to $1.8 million at December 31, 1995. The decrease was primarily due to the decision to pay off a convertible debenture in the approximate amount of $300,000 prior to conversion and the Company's continued investment spending on its hospital information systems and physician practice management groups.

The Company entered into an accounts receivable funding program with a private healthcare accounts receivable financing company during the first quarter of 1994 and has continued that arrangement to date. The Company has found it necessary, from time to time , to obtain from its principal financing company additional cash beyond its contractual commitment.

The Company executed an Asset Purchase Agreement with ASI providing for the sale of the Company's contract anesthesia operations effective June 1, 1996. The sale is subject to shareholder approval and will be voted upon by the shareholders at the Company's 1996 annual meeting. The contract anesthesia division accounted for approximately 92% and 95% of the Company's operations in the first quarter of 1996 and fiscal 1995, respectively.

Future cash flows and capital resources of the Company should be dramatically impacted by this sale. The contract anesthesia division provided approximately $3.8 million in net cash flows during 1995. Although cash contributions from this division have decreased in recent years, the sale of this division will have immediate liquidity benefits to the Company. The agreement with ASI provides that upon consummation of the sale, ASI will assume $7.5 million in short-term debt from the Company's principal lender. ASI will also assume approximately $4.5 million of other current obligations. The Company believes that this reduction of approximately $12.0 million in working capital requirements will provide the Company with a more favorable working capital position. The reduction in short-term debt translates into a monthly savings of approximately $75,000 in interest costs plus a cash inflow of $30,000 from interest income on the promissory note from ASI. Additionally, the Company will be paying down short-term debt as collections on its accounts receivables occur.

The principal services of the Company upon consummation of the sale with ASI will be: (i) hospital information services; (ii) physician recruiting and staffing services; (iii) locum tenens services; and (iv) physician practice management services. Hospital information services and physician practice management services, though mature as business concepts, are essentially new business groups and did not provide a contribution to revenue in 1995 or the first quarter of 1996. Locums tenens services is a relatively new business group, formed in January of 1995. Physician recruiting and staffing services is a business group that formed the genesis of Premier Anesthesia, the contract anesthesia management services division. Though all the remaining subsidiaries and business groups of the Company are promising, only physician recruiting and staffing services and locums tenens services have made significant revenue contributions during 1995 and the first quarter of 1996, along with the contract anesthesia division. There can be no assurances that these two business groups will be able to provide the working capital needs of the entire Company. The Company expects to receive a promissory note from ASI upon consummation of the sale with ASI of approximately $4.0 million. However, the Company will not benefit from reduction of the principal balance of the note until seven months after the closing of the sale. At that time, the Company will receive principal payments of $500,000 per month for five months beginning on January 1, 1997, increasing to $1.5 million per month on July 1, 1997, and continuing until the principal is paid off. Additionally, the Company is entitled to an additional "earn-out" on a "variable note" based upon the profitability of the contracts sold. The "earn-out" can be up to $9.0 million. However, this amount is indeterminable at this time and it cannot be assured that the benefits of any "earn-out" will be realized.

The Company is dependent upon the continuation of the accounts receivable financing arrangement it has with its primary financing company. Although the Company expects the finance company to continue to provide additional funding to the Company while the Company seeks to become cash flow positive, there is no assurance that the amount of such funding will meet the Company's requirements or that the Company will become cash flow positive. The Company has identified approximately $20.0 million of previously billed but uncollected accounts receivable. The Company has contracted with a national collection group to rebill and begin the collection effort on these accounts. Upon the rebilling the finance company is committed to purchase these receivables, upon acceptance, for approximately $10.0 million. Although the Company expects the finance company to accept a majority of the rebilled accounts, there is no assurance of the ultimate accepted amount, if any.

The report of the Company's independent auditors at December 31, 1995 and for the year then ended contains an explanatory paragraph as to the Company's ability to continue as a going concern. According to the report, the Company has experienced recurring losses, a capital deficit, cash flow deficiencies and overfunding related to short-term financing received by the Company that raise substantial doubt about the Company's ability to continue as a going concern. Additionally, the Company has not complied with certain covenants of existing loan agreements.

Certain of the Company's assets might be worth substantially less than the amounts shown on the Company's balance sheet if the Company is unable to continue as a going concern and the financial statements have not been adjusted to reflect the outcome of this uncertainty. There can be no assurance that the future revenues will exceed operating expenses to enable the Company to continue as a going concern.

To reduce the operating losses and improve cash flows, the Company implemented or is in the process of implementing the following plan: (i) expand its hospital information systems business by completing the enhanced version of its proprietary software system and market it to hospitals, outpatient and ambulatory surgical centers; (ii) expand its physician recruiting and staffing business by marketing the Company's ability to provide an array of recruiting and placement services to large physician groups, hospitals and other healthcare providers; (iii) continue to market and grow its locums tenens services by taking advantage of a significant market need for temporary physicians; and (iv) develop its physician practice management services by offering a broad range of management and organizational services to physicians, hospitals, managed care organizations and networks, and other healthcare providers, assisting in efforts to provide services to patients, providers and payors.

                         PART II.    OTHER INFORMATION
                         -----------------------------

Item 1.   Legal Proceedings
          Information required herein is incorporated by reference from Note C, Contingencies, in the "Notes to Consolidated Condensed Financial Statements" included in Part I - Financial Information of this Form 10-Q.

Item 3.   Defaults Upon Senior Securities
          Information required herein is incorporated by reference from Note B, Short-term Borrowings and Long-term Debt, in the "Notes to Consolidated Condensed Financial Statements" included in Part
          I - Financial Information of this Form 10-Q.

Item 6.   Exhibits and Reports on Form 8-K

(a)       Exhibits:                                                Page
                                                                   ----

     11    Statement regarding computation of per share earnings    12
     27    Financial data schedule                                  13

(b)  Reports on Form 8-K during the quarter ended March 31, 1995:


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

                                   SIGNATURES
                                   ----------


        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                               Allegiant Physician Services, Inc.
                               (Registrant)


Date:   July 23, 1996          By:   /s/  James R. Begnaud
        -------------               ----------------------------------------
                                    James R. Begnaud
                                    Vice President, Chief Accounting Officer,
                                    and Controller


Date:   July 23, 1996          By:   /s/  Timothy L. Powers
        -------------                ---------------------------------------
                                     Timothy L. Powers
                                     Executive Vice President, Treasurer and
                                     Chief Financial Officer