Form 10-Q
period 1996-06-30
ALLEGIANT PHYSICIAN SERVICES INC
filed 1996-08-19
CIK 883168

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                  FORM 10-Q

           X  QUARTERLY REPORT PURSUANT TO SECTION 13 0R 15 (d) OF THE
          ---
                       SECURITIES EXCHANGE ACT OF 1934
                 For the quarterly period ended June 30, 1996

                                      OR

              TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
          ---
                       SECURITIES EXCHANGE ACT OF 1934
           For the transition period from            to
                                          ----------    ----------

                        Commission file number 0-19803
                      ALLEGIANT PHYSICIAN SERVICES, INC.
            (Exact name of registrant as specified in its charter)

                DELAWARE                                   58-1774324
     (State or other jurisdiction of                    (I.R.S. Employer
     incorporation or organization)                  Identification Number)

                        500 Northridge Rd., Suite 500
                              Atlanta, GA  30350
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
Yes  X    No    .
    ---      ---

                    APPLICABLE ONLY TO CORPORATE ISSUERS:
     Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.

            CLASS                                 OUTSTANDING AT August 15, 1996
- -----------------------------                     ------------------------------
Common Stock, $.001 par value                           34,245,519 Shares

                                    INDEX
                                                                       PAGE
                                                                       ----
PART I.  FINANCIAL INFORMATION
- ------------------------------
Item 1.   Financial Statements

          Consolidated Condensed Statements of Operations               3
          Consolidated Condensed Balance Sheets                         4
          Consolidated Condensed Statements of Cash Flows               5
          Notes to Consolidated Condensed Financial Statements          6

Item 2.   Management's Discussion and Analysis of Financial Condition
          and Results of Operations                                     9


PART II.  OTHER INFORMATION
- ---------------------------

Item 1.   Legal Proceedings                                             13
Item 3.   Defaults Upon Senior Securities                               13
Item 6.   Exhibits and Reports on Form 8-K                              13


SIGNATURES                                                              15
- ----------

              ALLEGIANT PHYSICIAN SERVICES, INC. & SUBSIDIARIES
               Consolidated Condensed Statements of Operations
                                 (Unaudited)
- --------------------------------------------------------------------------------
(000s omitted except for per share data)

                                              Three Months Ended        Six Months Ended
                                                   June 30,                June 30,
                                            ----------------------   ----------------------
                                               1996        1995         1996        1995
                                            ----------  ----------   ----------  ----------
Net revenue                                   $12,264     $15,556      $24,806     $32,001
                                            ----------  ----------   ----------  ----------

Direct  costs and other operating expenses:
  Contract labor and other direct expenses      9,729      10,088       19,358      20,898
  Provision for bad debts                       1,593       2,125        3,203       4,206
  Other                                         2,791       2,451        5,301       5,129
                                            ----------  ----------   ----------  ----------
    Total expenses                             14,113      14,664       27,862      30,233
                                            ----------  ----------   ----------  ----------

Operating income (loss)                        (1,849)        892       (3,056)      1,768

Net interest income (expense)                  (1,074)       (355)      (2,165)       (744)
                                            ----------  ----------   ----------  ----------

Income (loss) before income taxes              (2,923)        537       (5,221)      1,024

Income tax expense                                 --          --           --          --
                                            ----------  ----------   ----------  ----------

Net income (loss)                             ($2,923)       $537      ($5,221)     $1,024
                                            ==========  ==========   ==========  ==========

Earnings (loss) per share:                     ($0.19)      $0.04       ($0.34)      $0.08

Weighted average shares outstanding             15,503      13,774       15,381      13,459

The accompanying notes are an integral part of these consolidated condensed financial statements.

              ALLEGIANT PHYSICIAN SERVICES, INC. & SUBSIDIARIES
                    Consolidated Condensed Balance Sheets
                                 (Unaudited)
- --------------------------------------------------------------------------------
(000s omitted)
                                                         June 30,   December 31,
                                                             1996           1995
                                                     ------------   ------------
ASSETS
Current Assets:
  Cash and cash equivalents                               $1,195         $1,784
  Accounts receivable, net of allowance for doubtful
    accounts of $4,577 and $5,570 in 1996 and 1995         2,833          1,468
  Other current assets                                       658          1,029
                                                     ------------   ------------
    Total current assets                                   4,686          4,281

Property and Equipment, net of accumulated
  depreciation of $1,946 and $1,641 in 1996 and
  1995, respectively                                       1,514          1,746
Capitalized software, net of accumulated
  amortization of $440 and $220 in 1996 and 1995,
  respectively                                             2,026          1,894
Deposits and other assets                                  1,410          1,467
                                                     ------------   ------------
                                                          $9,636         $9,388
                                                     ============   ============

LIABILITIES AND STOCKHOLDERS' INVESTMENT (DEFICIT)
Current Liabilities:
  Short-term borrowings and current portion of
    long-term obligations                                $15,746        $10,403
  Accounts payable                                         4,663          4,757
  Accrued salaries and contract costs                      2,597          2,589
  Billings in excess of contract costs                       921          1,548
  Other accrued expenses                                   3,454          2,890
                                                     ------------   ------------
    Total current liabilities                             27,381         22,187

Long-term Obligations:
  Long-term debt and capital lease obligations             1,635          1,637


Redeemable Common Stock                                      276            393

Stockholders' Investment (Deficit):                      (19,656)       (14,829)
                                                     ------------   ------------
                                                          $9,636         $9,388
                                                     ============   ============

The accompanying notes are an integral part of these consolidated condensed financial statements.

               ALLEGIANT PHYSICIAN SERVICES, INC. & SUBSIDIARIES
                Consolidated Condensed Statements of Cash Flows
                                 (Unaudited)
- --------------------------------------------------------------------------------
(000s omitted)
                                               For the Six Months Ended June 30,
                                               ---------------------------------
                                                     1996             1995
                                               ---------------- ----------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)                                    ($5,221)          $1,024
  Adjustments to reconcile net income (loss)
  to net cash used in operating activities:
    Minority interest in affiliate                         254               --
    Depreciation and amortization                          607              259
    Changes in assets and liabilities:
      Accounts receivable, net"                         (1,365)           1,918
      Prepaid expenses and other                           328              231
      Other assets                                         122             (241)
      Accounts payable                                     (94)            (444)
      Accrued expenses                                     574             (315)
      Deposits and other current liabilities              (554)            (928)
                                               ---------------- ----------------
        Net cash used in continuing operations          (5,349)           1,504
                                               ---------------- ----------------
        Net cash used in discontinued operations            --           (3,494)
                                               ---------------- ----------------
        Net cash used in operating activities           (5,349)          (1,990)
                                               ---------------- ----------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Property and equipment additions, net                    (95)            (144)
  Capitalized software                                    (352)            (335)
  Long-term note receivable to affiliate                  (540)            (519)
                                               ---------------- ----------------
    Net cash used in investing activities                 (987)            (998)
                                               ---------------- ----------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Net proceeds from issuances of common stock               --            1,984
  Repurchase of redeemable common stock                   (117)              --
  Net short-term and long-term borrowings
  (repayments) and capital lease obligations             5,864            1,032
                                               ---------------- ----------------
    Net cash provided by financing activities            5,747            3,016
                                               ---------------- ----------------

Net increase in cash and cash equivalents                 (589)              28

Cash and cash equivalents at beginning of period         1,784              267
                                               ---------------- ----------------
Cash and cash equivalents at end of period              $1,195             $295
                                               ================ ================
Cash paid during the period for:
  Interest                                               $2,002           $1,075
  Income taxes                                           $   --           $    2

The accompanying notes are an integral part of these consolidated condensed financial statements.

Notes to Consolidated Condensed Financial Statements
June 30, 1996 and 1995

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

Note B - Short-Term Borrowings and Long-Term Debt
In February and March 1994, the Company entered accounts receivable funding agreements with a private healthcare accounts receivable finance company. Under these agreements, the finance company purchases with recourse and the Company sells, on a weekly basis, the Company's eligible healthcare accounts receivable, net of contractual adjustments, collection reserves and subsequent collections. In June 1995, the Company entered into a separate agreement with this finance company with the same terms as previously noted. No gain or loss is recognized on these transactions. The Company paid a 1.5% commitment fee and pays interest at 9.5% per annum on the net outstanding purchased accounts receivable balance until such accounts receivable are collected. The outstanding balances of uncollected purchased accounts receivable under both agreements totaled approximately $22.5 million, net of amounts the finance company withheld from the Company as reserves at June 30, 1996. As of June 30, 1996, the finance company has advanced to the Company an additional $11.2 million. This additional funding represents funding in excess of the contractual requirements of the accounts receivable funding agreements and is secured by approximately
12.8 million of the Company's unregistered stock. This additional funding places the Company in default of the contractual requirements of the accounts receivable funding agreements. This amount has been classified as short-term debt at June 30, 1996.

In September 1994, the Company signed a three-year promissory note agreement with a financial broker to provide up to $2.0 million for working capital purposes, as lenders' funds are available. No principal payments are required for three years, but the Company may prepay the notes at any time at a premium up to 15%. As of March 31, 1996, outstanding borrowings totaled $1.8 million, net of additional fees of $314,000. Interest is payable monthly at the prime rate plus 2%. The promissory notes are secured by 5.9 million shares of the Company's unregistered common stock. The Company is required to provide the lender with 300% market value to loan balance coverage as determined at each month-end. Events of default, which require cure by prepayment or otherwise within two business days after notice of default, include, among other things, the untimely payment of monthly interest and a drop in the Company's stock price below $0.62 per share. At June 30, 1996, the Company was in default because the Company's common stock has been trading below $0.62 per share. The Company has not been officially notified of this default which is required by the note agreements. The Company has classified the notes as short-term borrowings.

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

During the fourth quarter of 1994, the Company filed in the Superior Court of the State of California, County of Los Angeles, an action against certain workers' compensation insurers and administrators seeking $123.0 million in compensatory damages claiming abuse of process, intentional interference with contractual and prospective economic relations, negligent interference with contractual and prospective economic relations and unfair business practices, which led to NPI's termination of pain management services to new patients covered by the slow-paying California litigated workers' compensation system insurance carriers. Certain of the defendants in the lawsuit have filed cross-complaints seeking restitution from Allegiant, its healthcare subsidiaries and their associated medical groups for funds previously paid to the medical groups and other damages. Although there can be no assurances, based upon the facts and circumstances known to date, in the opinion of management, final resolution of this matter will not have a material adverse effect on the Company's financial condition or results of operations.

Note D - Income Taxes
The Company's income tax benefit for the period ended June 30, 1996, was calculated at an effective rate of 38% before being offset by an increase in the deferred tax valuation allowance. The increase in the valuation allowance was recognized based on the uncertainty of future tax obligations generated from planned earnings through June 30, 1997.

Note E - Sale of Anesthesia Contract Business
Effective June 1, 1996, and subject to the rescission rights described below, the Company transferred substantially all of its assets relating to its anesthesia operations (the "Transaction") to Anesthesia Solutions, Inc. ("ASI"). The Transaction will be rescinded if the requisite shareholder approval of the Transaction is not received by October 1, 1996. The assets to be sold in the Transaction include all of the Company's anesthesia contracts, physician and nurse contracts, office furniture and computer equipment used in the contract anesthesia business. The anesthesia contract business accounted for approximately 95% of the Company's revenue in fiscal years 1995, 1994 and 1993 and approximately 92% in the first quarter of 1996. The assets to be sold primarily consists of contracts and are recorded in the Company's financial statements at nominal amounts as of December 31, 1995.

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

Since June 1, 1996 the anesthesia contract business has been operated by ASI and the assets of the anesthesia contract business have been transferred to ASI. Due to the timing of the Transaction and the prerequisite shareholder approval, the Company has reflected the operations of the anesthesia contract business for the month of June 30, 1996, in the accompanying Consolidated Condensed Statements of Operations. The financial position of the Company, reflected in the accompanying Balance Sheets, includes the assets and liabilities of the anesthesia contract business at June 30, 1996. The Company will continue to report the operations and financial positions of the anesthesia contract business until the Company has obtain shareholder approval of the Transaction.

In accordance with the Agreement, the Transaction must be approved by the Company's shareholders by October 1, 1996. The Company expects to hold its annual meeting on September 20, 1996, at which the shareholders will vote on the Transaction. There is no assurance that the shareholders will vote in favor of the Transaction. If the Transaction is not approved by the shareholders, the Transaction will be rescinded and the Company will pay ASI, or ASI will pay the Company, as the case may be, an amount necessary to place the respective parties in their financial positions at May 31, 1996, as if the Agreement had not been consummated on June 1, 1996.

In June 1996, the Company was reimbursed approximately $1.6 million by ASI for certain liabilities assumed by ASI pursuant to the Transaction. The Company has classified this in current liabilities in "Short-term borrowings and current portion of long-term obligations."

Item 2: Management's Discussion and Analysis of Results of Operations and Financial Condition

OVERVIEW
Historically, the Company's principal business activity has been its contract anesthesia division, which accounted for 90% of the Company's net revenue during the first six months of 1996. As discussed in greater detail below, the Company intends to sell this division. This will conclude the shift of the Company's core business from contract anesthesia services to providing other healthcare related services including hospital information systems, physician recruiting and staffing services, locum tenens services and physician practice management services. The Company was formed in 1988 and for the next five years concentrated on providing contract management services to hospital anesthesiology departments and offered physician recruiting services to hospitals for all physician specialties. In late 1993, while continuing to offer and expand the services previously mentioned, the Company made the decision to shift its market focus from contract anesthesia services to the development and management of integrated healthcare delivery networks primarily in small urban areas. Given this broader definition of the market to which the Company offered its services, the Company changed its name in late 1994 to Allegiant Physician Services, Inc. from Premier Anesthesia, Inc.

Effective June 1, 1996, and subject to the recision rights described below, Allegiant Physician Services, Inc. (the "Company") transferred substantially all of its assets (the "Transaction") to Anesthesia Solutions, Inc. ("ASI"), a newly formed company. The Transaction will be rescinded if the requisite shareholder approval of the Transaction is not received on or before October 1, 1996. The assets to be sold in the Transaction include all of the Company's anesthesia contracts, physician and nurse contracts, office furniture and computer equipment used in the contract anesthesia business.

The consideration received in the Transaction was a Promissory Note, dated June 1, 1996, (the "Note") by ASI in favor of the Company, in original principal amount of $16.0 million, with interest equal to 9% per year. The Note will be reduced by certain liabilities assumed by ASI totaling approximately $12.o million. The Agreement requires interest only payments on the Note to be made for the first six months commencing July 1, 1996, and monthly principal payments of $500,000 starting January 1, 1997, increasing to $1.5 million per month beginning July 1, 1997 and to be paid thereafter until the Note is paid in full. The Note is secured by 2,750,000 shares of Equimed Inc., $.0001 par value, common stock. An additional sale premium up to $9.0 million will be paid by ASI if the provisions of an earn-out agreement are realized by ASI within twelve months.

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

In December 1995, the Company sold its pain treatment operations to Pain Net Inc. (Pain Net), a company formed and owned by former members of the senior management of the Company's discontinued pain treatment operations, for $2.3 million in cash paid at closing and $12.5 million in two promissory notes. The notes earn interest at 12% per year and are collateralized by patient receivables of Pain Net. Pain Net will repay the notes from future operations. The Company expects to fully collect these notes, however, the repayments will be reflected as income when received due to the highly leveraged structure of Pain Net.

In August 1996, the Board of Directors of the Company decided to restructure the Physician Practice Management unit, which heretofore had pursued both hospital and physician sponsored practice networks. Hereafter, the Company will pursue only physician-sponsored networks for development. The Company also eliminated its physician recruiting and staffing services unit.

RESULTS OF OPERATIONS
Second Quarter 1996 Compared to second Quarter 1995

Net revenue decreased $3.3 million or 21.2% between periods. The continued deterioration in the number of anesthesia procedures and the decrease of one contract on a comparable basis between the second quarter of 1996 and 1995 resulted in a decrease in anesthesia net revenue of approximately $2.9 million for the quarter ended June 30, 1996.

Operating income for the second quarter of 1996 was a loss of $1.8 million compared to income of $892,000 for the second quarter of 1995. The decrease in operating income is attribute to both the contract anesthesia business deterioration and an increase in investment spending by the Company on its hospital information systems business unit. Contract labor and other direct costs were 79.3% and 64.9% of net revenue for the three months ended June 30, for 1996 and 1995 respectively. Other expenses increased from $2.4 million, or 15.8% of net revenue , to $2.8million or 22.8% of net revenue for the three months ended June 30 1995 and 1996 respectively.

Net interest expense for the second quarter of 1996 increased to $1.1 million compared to $355,000 during the same period in 1995. The Company's commitment to fund its hospital information systems and physician practice management groups along with the necessity to provide working capital to its pain treatment operations caused its debt position to increase from $8.5 million at the end of the second quarter in 1995 to $17.4 million as of June 30, 1996. Additionally, the Company will not recognize interest income on the promissory notes from the sale of the pain treatment operations until payment is received.

Weighted shares used to compute earnings per share were higher in 1996 than in 1995 due to the conversion of approximately 1.5 million shares of the Company's common stock from debt to equity at various times during the past twelve months. Earnings per share from operations declined to a loss of $.19 per share during the second quarter of 1996 compared to income of $.04 per share during the comparable time period in 1995.

Year-to-Date 1996 Compared to Year-to-Date 1995
Net revenue for the six months ended June 30, 1996 declined $7.2 million from the corresponding period in 1995. This decline is mostly attributable to the deterioration, as addressed before, in the contract anesthesia business which was $6.7 million less during the first six months of 1996 compared to 1995.

Operating income for the first six months of 1996 was a loss of $3.1 million compared to income of $1.8 million during the first six months of 1995. Though the contract anesthesia net revenue was down $7.2 million, there was not a corresponding drop in contract labor and other direct costs associated with these contracts. These costs were 78% and 65% of net revenue for the six months ended June 30, 1996 and 1995, respectively.

Net interest expense for the first six months of 1996 was $2.2 million compared to $744,000 for the first six months of 1995. This increase in interest costs was associated with the Company's commitment, as mentioned previously, to fund its hospital information systems and physician practice management groups, as well as the funding needs in 1995 of the pain treatment operations. These funding requirements increased the Company's debt and, accordingly, its debt service.

Weighted shares used to compute earnings per share were higher in 1996 than 1995 for the reasons addressed previously.

Liquidity and Capital Resources
The Company's cash balance at June 30, 1996 was approximately $1.2 compared to $1.8 million at the end of the year. The decrease was primarily due to the decision to pay off a convertible debenture in the approximate amount of $300,000 prior to conversion and the Company's continued investment spending on its hospital information systems and physician practice management groups.

The Company entered into an accounts receivable funding program with a private healthcare accounts receivable financing company during the first quarter of 1994 and has continued that arrangement to date. The Company has found it necessary, from time to time , to call on its principal financing company to provide additional cash beyond its contractual commitment.

The Company executed an Asset Purchase Agreement with ASI providing for the sale of the Company's contract anesthesia operations effective June 1, 1996. The sale is subject to shareholder approval and will be voted upon by the shareholders at the Company's 1996 annual meeting. The contract anesthesia division accounted for approximately 91% and 90% of the Company's operations in 1995 and during the first six months of 1996 respectively.

Consequently, the future cash flows and capital resources of the Company should be dramatically impacted by this sale. The contract anesthesia division provided approximately $3.8 million in net cash flows during 1995. Although cash contributions from this division have decreased in recent years, the sale of this division will have immediate liquidity benefits to the Company. The agreement with ASI provides that upon consummation of the sale, ASI will assume $7.5 million in short term debt from the Company's principal lender. ASI will also assume approximately $4.5 million of other current obligations. The Company believes that this reduction of approximately $12.0 million in working capital requirements will provide the Company with a more favorable working capital position. The reduction in short term debt translates into a monthly savings of approximately $75,000 in interest costs plus a cash inflow of $30,000 from interest income on the promissory note from ASI. Additionally, the Company will be paying down short term debt as collections on its accounts receivables occur.

The principal services of the Company upon consummation of the sale with ASI will be (i) hospital information services, (ii) locum tenens services and (iii) physician practice management services. Hospital information services and physician practice management services, though mature as business concepts, are essentially new business groups and did not provide a contribution to revenue in 1995 or the first quarter of 1996. Locums tenes services is a relatively new business group, formed in January of 1995.

Though all the remaining subsidiaries and business groups of the Company are promising, only locums tenens services has made significant revenue contributions during 1995 and the first six months of 1996, along with the contract anesthesia division. There can be no assurances that this business group will be able to provide the working capital needs of the entire Company. The Company expects to receive a primary note from ASI upon consummation of the sale with ASI of approximately $4.0 million. However, the Company will not benefit from reduction of the principal balance of the note until seven months after the closing of the sale. At that time, the Company will receive principal payments of $500,000 per month for five months beginning on January 1, 1997, increasing to $1.5 million per month on July 1, 1997, and continuing until the principal is paid off. Additionally, the Company is entitled to an additional "earn-out" on a "variable note" based upon the profitability of the contracts sold. The "earn-out can be up to $9.0 million. However, this amount is indeterminable at this time and it cannot be assured that the benefits of any "earn-out" will be realized.

The Company is dependent upon the continuation of the accounts receivable financing arrangement it has with its primary financing company. Although the Company expects the finance company to continue to provide additional funding to the Company while the Company seeks to become cash flow positive, there is no assurance that the amount of such funding will meet the Company's requirements or that the Company will become cash flow positive. The Company has identified approximately $20.0 million of previously billed but uncollected accounts receivable. The Company has contracted with a national collection group to rebill and begin the collection effort on these accounts. Upon rebilling the finance company is committed to purchase these receivables, upon acceptance, for approximately $10.0 million. Although the Company expects the finance company to accept a majority of the rebilled accounts, there is no assurance of the ultimate accepted amount, if any.

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

Certain of the Company' s assets might be worth substantially less than the amounts shown on the Company's balance sheet if the Company is unable to continue as a going concern and the financial statements have not been adjusted to reflect the outcome of this uncertainty. There can be no assurance that the future revenues will exceed operating expenses to enable the Company to continue as a going concern.

To reduce the operating losses and improve cash flows, the Company implemented or is in the process of implementing the following plan: (i) expand its hospital information systems business by completing the enhanced version of its proprietary software system and market it to hospitals, outpatient and ambulatory surgical centers and other healthcare providers: (ii) continue to market and grow its locums tenens services by taking advantage of a significant market need for temporary physicians: and (iii) develop its physician practice management services by offering a broad range of management and organizational services to physician-sponsored networks.

PART II.    OTHER INFORMATION



Item 1.     Legal Proceedings
            Information required herein is incorporated by reference from Note C, Contingencies, in the "Notes to Consolidated Condensed Financial Statements" included in Part I - Financial Information of this Form 10-Q.

Item 3.     Defaults Upon Senior Securities
            Information required herein is incorporated by reference from Notes B, Short-term Borrowings and Long-term Debt, in the "Notes to Consolidated Condensed financial Statements" included in Part I - Financial Information of this Form 10-Q.

Item 6.     Exhibits and Reports on Form 8-K

(a)         Exhibits:                                                       Page
                                                                            ----
            11      Statement regarding computation of per share earnings    14

(b)         Reports on Form 8-K during the quarter ended June 30, 1996:
            No reports were filed on Form 8-K during the quarter ended June 30, 1996.

                                  SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                           Allegiant Physician Services, Inc.
                                           (Registrant)


Date: August 19, 1996                      By: /s/  James R. Begnaud
      ---------------                          --------------------------------
                                               James R. Begnaud
                                               Vice President, Chief Accounting
                                               Officer, and Controller


Date: August 19, 1996                      By: /s/  Timothy L. Powers
      ---------------                          --------------------------------
                                               Timothy L. Powers
                                               Executive Vice President,
                                               Treasurer and Chief Financial
                                               Officer